Form 10-Q
period 2023-06-30
Adhera Therapeutics, Inc.
filed 2023-08-21
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

As of August 18, 2023, there were 4,223,505 shares of the registrant’s common stock outstanding.

ADHERA THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

ITEM I – FINANCIAL INFORMATION

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash	$58	$32
Prepaid expenses	24	47
Total current assets	82	79
Total assets	$82	$79
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,318	$2,397
Due to related parties	16	26
Accrued expenses	5,139	4,373
Accrued dividends	551	498
Term loans, net of discounts	9,415	7,333
Convertible notes payable	1,176	1,252
Derivative liability	4,254	6,386
Total current liabilities	22,869	22,265
Total liabilities	22,869	22,265
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.01 par value; 100,000 shares authorized	—	—
Series C convertible preferred stock, $0.01 par value; 1,200 shares designated; 100 shares issued and outstanding as of June 30, 2023 and December 31, 2022. ($510,000 liquidation preference)	—	—
Series D convertible preferred stock, $0.01 par value; 220 shares designated; 40 shares issued and outstanding as of June 30, 2023, and December 31, 2022. ($12,000 liquidation preference)	—	—
Series E convertible preferred stock, $0.01 par value; 3,500 shares designated; 267 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively. ($1,886,414 liquidation preference)	—	—
Series F convertible preferred stock, $0.01 par value; 2,200 shares designated; no shares issued and outstanding as of June 30, 2023, and December 31, 2022.	—	—
Series G convertible preferred stock, $0.01 par value; 6,000 shares designated; no shares issued and outstanding as of June 30, 2023, and December 31, 2022.	—	—

Common stock, $0.006 par value; 180,000,000 shares authorized, 3,839,454 and 3,160,877 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	23	19
Additional paid-in capital	33,610	33,548
Accumulated deficit	(56,418)	(55,751)
Treasury Stock (5,594 shares)	(2)	(2)
Total stockholders’ deficit	(22,787)	(22,186)
Total liabilities and stockholders’ deficit	$82	$79

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(unaudited)

	For the Three-Months Ended		For the Six-Months ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating expenses
General and administrative	$296	$449	$648	$709
Total operating expenses	296	449	648	709
Loss from operations	(296)	(449)	(648)	(709)
Other income (expense)
Interest expense, net	(357)	(361)	(692)	(672)
Initial and change in the fair value of derivative liability	1,742	1,012	2,459	1,679
Loan inducement expense	(462)	-	(809)	-
Gain on extiguishment of debt	36	210	75	215
Amortization of debt discount	(392)	(313)	(1,000)	(488)
Total other income (expense)	567	548	33	734
Net income (loss)	271	99	(615)	25
Accrued dividends	(26)	(406)	(53)	(566)
Net Income (Loss) Applicable to Common Stockholders	$245	$(307)	$(668)	$(541)

Net loss per share – Common Stockholders - basic	$0.07	$(0.27)	$(0.20)	$(0.27)
Weighted average shares outstanding - basic	3,462,539	1,140,083	3,260,540	2,003,921

Net loss per share – Common Stockholders - diluted	$(0.01)	$(0.27)	$(0.20)	$(0.27)
Weighted average shares outstanding - diluted	98,538,396	1,140,083	3,260,540	2,003,921

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share and per share amounts)

(unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury
	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Number	Par Value	Capital	Deficit	Stock	Total

Balance as of December 31, 2021	100	$-	40	$-	3,326	-	358	-	853,946	$5	$27,906	$(53,017)	$-	$(25,106)
Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	(364)	-	$(364)
Issuance of common stock with convertible notes	-	-	-	-	-	-	-	-	12,500	-	18	-	-	$18
Issuance of common stock for convertible note conversions	-	-	-	-	-	-	-	-	12,721	-	28	-	-	$28
Net loss	-	-	-	-	-	-	-	-	-	-	-	(74)	-	$(74)
Balance as of March 31, 2022	100	$-	40	$-	3,326	$-	358	$-	879,167	5	$27,952	$(53,455)	$-	$(25,498)
Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	(202)	-	$(202)
Issuance of common stock with term loan	-	-	-	-	-	-	-	-	19,231	-	11	-	-	$11
Conversion of Series E Preferred to common stock	-	-	-	-	(3,059)	-	-	-	2,035,306	12	5,044	-	-	$5,056
Conversion of Series F Preferred to common stock	-	-	-	-	-	-	(358)	-	233,127	1	540	-	-	$541
Repurchase of common stock				-	-	-	-	-	-5,954	-	-	-	(2)	$(2)
Net loss	-	-	-	-	-	-	-	-	-	-	-	99	-	$99
Balance as of June 30, 2022	100	$-	40	$-	267	$-	-	$-	3,160,877	18	$33,547	$(53,558)	$(2)	$(19,995)

Balance as of December 31, 2022	100	-	40	-	267	$-	-	$-	3,160,877	$19	$33,548	$(55,751)	$(2)	$(22,186)
Accrued dividends	-	-	-	-	-	-	-	-	-	-	-	(26)	-	$(26)
Issuance of Common stock for convertible note conversions	-	-	-	-	-	-	-	-	17,861	-	5	-	-	$5
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(886)	-	$(886)
Balance as of March 31, 2023	100		40	$-	267	$-	-	$-	3,178,738	$19	$33,553	$(56,663)	$(2)	$(23,093)
Accrued dividends	-	-	-	-	-	-	-	-	-	-	-	(26)	-	$(26)
Issuance of Common stock for convertible note conversions	-	-	-	-	-	-	-	-	660,716	4	57	-	-	$61
Net Loss	-	-	-	-	-	-	-	-	-	-	-	271	-	$271
Balance as of June 30, 2023	100		40	$-	267	$-	-	$-	3,839,454	$23	$33,610	$(56,418)	$(2)	$(22,787)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six-Months Ended June 30,
	2023	2022
Cash Flows Used in Operating Activities:
Net income (loss)	$(615)	$25
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and fees	1,000	488
Accrued interest expense	692	672
Derivative (income) expense	(2,459)	(1,679)
Loan inducement fee	809	-
Gain on debt extinguishment	(75)	(215)
Changes in operating assets and liabilities:
Prepaid expenses	23	(7)
Accounts payable	(89)	30
Accrued expenses	88	(4)
Net Cash Used in Operating Activities	(626)	(690)
Cash Flows Provided by Financing Activities:
Proceeds from notes payable, net of original issue discounts	805	2,200
Notes payable issuance costs	(58)	(328)
Repurchase of common stock	-	(2)
Repayment of principal and interest on notes payable	(95)	(407)
Net Cash Provided by Financing Activities	652	1,463
Net increase (decrease) in cash	26	773
Cash – Beginning of Period	32	76
Cash - End of Period	$58	$849
Supplementary Cash Flow Information:
Cash paid for interest	$4	$81
Cash paid for taxes	-	-

Non-cash Investing and Financing Activities:
Conversion of Series E Preferred stock to Common stock	$-	$5,056
Conversion of Serie F Preferred stock to Common stock	$-	$541
Debt discounts for issuance costs, warrants and derivatives	$407	$10
Issuance of common stock for conversion of convertible notes	$4	$28
Issuance of common stock with convertible notes	$-	$20
Accrued dividends	$53	$566

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

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

On July 28, 2021, the Company as licensee and Melior Pharmaceuticals II, LLC (“Melior II”) entered into an exclusive license agreement for the development, commercialization and exclusive license of MLR-1019. MLR-1019 is being developed as a new class of therapeutic and is, to the best of our knowledge, the only drug candidate today to address both movement and non-movement aspects of PD. Under the Agreement, the Company was granted an exclusive license to use the Melior II Patents and know-how to develop products in consideration for cash payments upon meeting certain performance milestones as well as a royalty of 5% of gross sales.

On August 20, 2021, the Company as licensee, entered into an exclusive license agreement regarding the development and commercialization of Melior’s MLR-1023 (the “MLR-1023 Agreement”) with Melior Pharmaceuticals I, Inc. (“MP1”). The Company refers to MP2 and MP1 as “MP” or “Melior”. This second license is for the development and commercialization of MLR-1023, which is being developed as a novel therapeutic for Type 1 diabetes.

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

On October 20, 2021, the Company licensee expanded the exclusive licensing agreement with Melior I to include two additional clinical indications for Non-Alcoholic Steatohepatitis (NASH) and pulmonary inflammation.

On November 17, 2021, Melior I extended the Company’s timeline from 120 days to 180 days from the effective of the MLR-1023 Agreement for the Raise Requirement, if by 180 days Adhera is in the process of completing transactions to complete the fundraising then an additional 30 days shall be provided to allow for the completion of required fundraising.

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

As of February 1, 2023, the Company had not raised the additional $500,000 of capital, commenced API manufacturing, nor completed the Raise Requirement. In March 2023, the Company obtained a verbal agreement with Melior to extend the terms of the MLR-1023 Agreement until such time that the milestones have been met. However, Melior may terminate the license of MLR-1023 at any time due to non-performance of continuing license obligations with a 60-day required notice to cure non-performance. (see Note 9)

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

As of June 30, 2023, no performance milestones requiring cash consideration had been met under the MLR-1023 Agreement.

To the extent that resources have been available, the Company has continued to work with its advisors in an effort to restructure our company and to identify potential strategic transactions to enhance the value of our company as such opportunities arise, including potential transactions and capital raising initiatives involving our current assets, as well as business combination transactions with operating companies. There can be no assurance that the Company will be successful at identifying any such transactions, that it will continue to have sufficient resources to actively attempt to identify such transactions, or that such transactions will be available upon terms acceptable to us or at all. If the Company does not complete any significant strategic transactions, or raise substantial additional capital, in the immediate future, it is likely that the Company will discontinue all operations and seek bankruptcy protection.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. This quarterly report should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of Adhera Therapeutics, Inc. and the wholly-owned subsidiaries, Ithena, Cequent, MDRNA, and Atossa, and eliminate any inter-company balances and transactions. All wholly-owned subsidiaries of Adhera Therapeutics, Inc. are inactive.

Going Concern and Management’s Liquidity Plans

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2023, the Company had approximately $58,000 of cash and has negative working capital of approximately $22.8 million.

The Company has no revenues and has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes. The Company incurred a net loss and net cash used in operating activities of approximately $615,000 and $626,000, respectively for the six months ended June 30, 2023. The Company had a stockholders’ deficit of approximately $22.8 million and an accumulated deficit of approximately $56.4 million as of June 30, 2023.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2023, the Company had approximately $58,000 in cash.

The Company deposits its cash with a major financial institution that may at times exceed the federally insured limit. As of June 30, 2023, the Company’s cash balance did not exceed the federal deposit insurance limit.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

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

As of June 30, 2023, the Company measured conversion features on outstanding convertible notes and warrants as a derivative liability using significant unobservable prices that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of approximately $4.3 million. The value of the derivative liability as of June 30, 2023, was determined by using the binomial lattice model using the following inputs: 4.13% to 5.55% risk free rate, volatility of 263% to 408% and time to maturity of 0 – 1.10 years. There were no liabilities or assets measured at fair value on a non-recurring basis as of June 30, 2023.

	Fair Value Measurements at June 30, 2023
	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liability	$-	$-	$4,254	$4,254
Total	$-	$-	$4,254	$4,254

A roll forward of the level 3 valuation financial instruments is as follows:

	Six Months Ended June 30, 2023
(In thousands)	Warrants	Notes	Total
Balance at December 31, 2022	$5,075	$1,311	$6,386
Initial valuation of derivative liabilities included in debt discount	407	-	407
Initial valuation of derivative liabilities included in derivative expense	565	-	565
Reclassification of derivative liabilities to gain on debt extinguishment	-	(80)	(80)
Change in fair value included in derivative expense (income)	(2,782)	(242)	(3,024)
Balance at June 30, 2023	$3,265	$989	$4,254

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

The following table presents the computation of net loss per share (in thousands, except share and per share data):

	Three Months ended		Six Months ended
(in thousands except share and per share data)	2023	2022	2023	2022
Numerator
Net income (loss)	$271	$99	$(615)	$25
Dividends	(26)	(406)	(53)	(566)
Net Loss allocable to common stockholders	$245	$(307)	$(668)	$(541)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic	3,462,539	1,140,083	3,260,540	2,003,921
Net loss per share of common stock, basic
Net loss per share	$0.07	$(0.27)	$(0.20)	$(0.27)

Income loss per share - diluted
Numerator
Net Loss allocable to common stockholders - basic	$245	$(307)	$(668)	$(541)
add back:
Preferred stock dividends	26
Interest on convertible notes	59
Fair value adjustments on warrants and convertible notes	(1,742)
Net Loss allocable to common stockholders - diluted	$(1,412)	$(307)	$(668)	$(541)

Denominator
Weight Average common share - basic	3,462,539	1,140,083	3,260,540	2,003,921
add dilutive shares related to:
Warrants	33,292,474	-	-	-
Convertible notes	61,591,569	-	-	-
Preferred stock	191,814	-	-	-
Weighted average common shares outstanding used to compute net loss per share, diluted	98,538,396	1,140,083	3,260,540	2,003,921

Net loss per share of common stock, diluted
Net loss per share	$(0.01)	$(0.27)	$(0.20)	$(0.27)

The following number of shares for the three-month periods ended June 30, 2023 and 2022, have been excluded from diluted net (loss) since such inclusion would be anti-dilutive:

	June 30,
	2023	2022
Stock options outstanding	-	19,000
Convertible notes	2,138,951	2,440,137
Warrants	32,252,367	5,132,784
Series C Preferred Stock	-	3,334
Series D Preferred Stock	-	2,500
Series E Preferred Stock	2,663	177,961
Total	34,393,981	7,775,716

The following number of shares for the six-month periods ended June 30, 2023 and 2022, have been excluded from diluted net (loss) since such inclusion would be anti-dilutive:

	June 30,
	2023	2022
Stock options outstanding	-	19,000
Convertible notes	63,730,520	2,440,137
Warrants	65,544,841	5,132,784
Series C Preferred Stock	3,334	3,334
Series D Preferred Stock	2,500	2,500
Series E Preferred Stock	188,643	177,961
Total	129,469,838	7,775,716

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

Note 3 – Prepaid Expenses

As of June 30, 2023, and December 31, 2022, prepaid expenses totaled approximately $24,000 and $47,000, respectively and included prepaid insurance and other prepaid operating expenses.

Note 4 – Notes Payable and Convertible Promissory Notes

The following table summarizes the Company’s outstanding term loans:

(in thousands)	June 30, 2023	December 31, 2022
2019 Term Loan	$5,677	$5,677
2022 Term Loans	3,046	2,365
2023 Term Loans	1,332	-
	10,055	8,042
Unamortized discounts and fees	(640)	(709)
	$9,415	$7,333

As of June 30, 2023, the 2019 Term Loan was in default.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

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

The Company recognized approximately $212,300 and $422,300 in interest expense related to the 2019 Term Loan for both of the three and six months ended June 30, 2023, and 2022. As of June 30, 2023, the debt discount and issuance costs for the term loan were fully amortized.

As of June 30, 2023, the Company had approximately $3.3 million of accrued interest on the notes included in accrued expenses and remains in default on the repayment of approximately $5.7 million in principal and $3.3 million in accrued interest on the 2019 Term Loan.

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

The Warrants were exercisable for a 66-month period (five years and six months) ending November 11, 2027, at an exercise price of $0.80 per share, subject to certain adjustments.

On January 10, 2023, the conversion price of the warrants was adjusted to $0.56 as a result of issuing common stock for a convertible note conversion.

On April 14, 2023, the conversion price of the warrants was adjusted to $0.279 as a result of issuing common stock for a convertible note conversion.

On April 28, 2023, the conversion price of the warrants was adjusted to $0.18 as a result of issuing common stock for a convertible note conversion.

On May 10, 2023, the conversion price of the warrants was adjusted to $0.054 as a result of issuing common stock for a convertible note conversion.

On May 11, 2023, the Company elected to extend the maturity date on the loan by six-months to November 11, 2023.

On June 23, 2023, the conversion price of the warrants was adjusted to $0.036 as a result of issuing common stock for a convertible note conversion.

During the three and six months ended June 30, 2023, the Company increased the outstanding principal amount of the notes by approximately $333,300 and $680,600, respectively as an incentive to invest in the 2023 Bridge Loans and recorded a corresponding expense to loan inducement fees on the accompanying consolidated statement of operations.

For the three and six months ended June 30, 2023, the Company recognized approximately $185,500 and $603,000 of expense related to the amortization of debt discounts and fees and approximately $56,700 and $106,300 in interest expense, respectively. For both the three and six months ended June 30, 2022, the Company recognized approximately $100,600 related to the amortization of debt discounts and fees and approximately $25,200 in interest expense related to the note.

As of June 30, 2023, the Company has recorded approximately $2.9 million of outstanding principal and approximately $222,400 of accrued interest in accrued expenses on the accompanying consolidated balance sheet. As of June 30, 2023, the debt discounts on the loan were fully amortized.

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

The Notes are due on the earliest to occur of (i) the 12-month anniversary of the original issuance date of the Notes, or December 14, 2023, (ii) a financing transaction which results in the Company’s common stock being listed on a national securities exchange, and (iii) an event of default. If an event of default occurs before the Company’s common stock is listed on a national securities exchange, the event of default would require a repayment of 125% of the outstanding principal, accrued interest and other amounts owing thereon unless the Company is trading on a national securities exchange in which case the repayment would be 100%. The Notes bear interest at 8% per annum, subject to an increase to 15% in case of an event of default as provided for therein. In addition, at any time before the 12-month anniversary of the date of issuance of the Notes, the Company may, upon five days’ prior written notice to the Purchaser, prepay all of the then outstanding principal amount of the Notes for cash in an amount equal to the sum of 105% of all amounts due and owing hereunder, including all accrued and unpaid interest.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

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

The Warrants were exercisable for a 66-month period (five years and six months) ending June 15, 2028, at an exercise price of $0.82 per share, subject to certain adjustments.

On January 10, 2023, the conversion price of the warrants was adjusted to $0.56 as a result of issuing common stock for a convertible note conversion.

On April 14, 2023, the conversion price of the warrants was adjusted to $0.279 as a result of issuing common stock for a convertible note conversion.

On April 28, 2023, the conversion price of the warrants was adjusted to $0.18 as a result of issuing common stock for a convertible note conversion.

On May 10, 2023, the conversion price of the warrants was adjusted to $0.054 as a result of issuing common stock for a convertible note conversion.

On June 23, 2023, the conversion price of the warrants was adjusted to $0.036 as a result of issuing common stock for a convertible note conversion.

For the three and six months ended June 30, 2023, the Company recognized approximately $27,800 and $55,300 related to the amortization of debt discounts and fees and approximately $2,800 and $5,700 in interest expense, respectively. No interest expense or debt discount was recognized for the same period of 2022.

As of June 30, 2023, the Company has recorded $142,857 of outstanding principal, $6,300 of accrued interest in accrued expenses on the accompanying consolidated balance sheet and approximately $50,700 of unamortized discount and issuance expenses on the 2022 December Term Loan.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

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

The Warrants were exercisable for a 66-month period (five years six months) ending July 18, 2028, at an exercise price of $0.82 per share, subject to certain adjustments.

On April 14, 2023, the conversion price of the warrants was adjusted to $0.279 as a result of issuing common stock for a convertible note conversion.

On April 28, 2023, the conversion price of the warrants was adjusted to $0.18 as a result of issuing common stock for a convertible note conversion.

On May 10, 2023, the conversion price of the warrants was adjusted to $0.054 as a result of issuing common stock for a convertible note conversion.

On June 23, 2023, the conversion price of the warrants was adjusted to $0.036 as a result of issuing common stock for a convertible note conversion.

During both the three and six months ended June 30, 2023, the Company increased the outstanding principal amount of the notes by approximately $64,300 as an incentive to invest in the April 2023 Bridge Loan and recorded a corresponding expense to loan inducement fees on the accompanying consolidated statement of operations.

For the three and six months ended June 30, 2023, the Company recognized approximately $50,600 and $91,200 related to the amortization of debt discounts and fees and approximately $6,800 and $11,400 in interest expense, respectively. No interest expense or debt discount was recognized for the same period of 2022.

As of June 30, 2023, the Company has recorded $350,000 of outstanding principal, $11,400 of accrued interest in accrued expenses on the accompanying consolidated balance sheet and approximately $111,800 of unamortized discount and issuance expenses on the note.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

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

The Warrants were exercisable for a 66-month period (five years and six months) ending August 3, 2028, at an exercise price of $0.82 per share, subject to certain adjustments.

On April 14, 2023, the conversion price of the warrants was adjusted to $0.279 as a result of issuing common stock for a convertible note conversion.

On April 28, 2023, the conversion price of the warrants was adjusted to $0.18 as a result of issuing common stock for a convertible note conversion.

On May 10, 2023, the conversion price of the warrants was adjusted to $0.054 as a result of issuing common stock for a convertible note conversion.

On June 23, 2023, the conversion price of the warrants was adjusted to $0.036 as a result of issuing common stock for a convertible note conversion.

For the three six months ended June 30, 2023, the Company recognized approximately $55,800 and $90,800 related to the amortization of debt discounts and fees and approximately $5,500 and $8,900 in interest expense, respectively. No interest expense or debt discount was recognized for the same period of 2022.

As of June 30, 2023, the Company has recorded $267,857 of outstanding principal, $8,900 of accrued interest in accrued expenses on the accompanying consolidated balance sheet and approximately $133,200 of unamortized discount and issuance expenses on the note.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

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

The Warrants were exercisable for a 66-month period (five years six months) ending August 16, 2028, at an exercise price of $0.82 per share, subject to certain adjustments.

On April 14, 2023, the conversion price of the warrants was adjusted to $0.279 as a result of issuing common stock for a convertible note conversion.

On April 28, 2023, the conversion price of the warrants was adjusted to $0.18 as a result of issuing common stock for a convertible note conversion.

On May 10, 2023, the conversion price of the warrants was adjusted to $0.054 as a result of issuing common stock for a convertible note conversion.

On June 23, 2023, the conversion price of the warrants was adjusted to $0.036 as a result of issuing common stock for a convertible note conversion.

During both the three and six months ended June 30, 2023, the Company increased the outstanding principal amount of the notes by approximately $64,300 respectively as an incentive to invest in the April 2023 Bridge Loan and recorded a corresponding expense to loan inducement fees on the accompanying consolidated statement of operations.

For the three and six months ended June 30, 2023, the Company recognized approximately $40,800 and $60,500, respectively related to the amortization of debt discounts and fees and approximately $5,300 and $7,400 in interest expense, respectively. No interest expense or debt discount was recognized for the same period of 2022.

As of June 30, 2023, the Company has recorded $278,571 of outstanding principal, $7,400 of accrued interest in accrued expenses on the accompanying consolidated balance sheet and approximately $103,100 of unamortized discount and issuance expenses on the note.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

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

The Company recorded a total debt discount of $166,400 including an original issue discount of approximately $85,700, and a $80,700 discount related to the initial warrant derivative liability. The discounts are being amortized over the life of the note.

The Warrants issued with promissory notes were exercisable for a 66-month period (five years and six months) at an exercise price of $0.82 per share, subject to certain adjustments.

On May 10, 2023, the conversion price of the warrants was adjusted to $0.054 as a result of issuing common stock for a convertible note conversion.

On June 23, 2023, the conversion price of the warrants was adjusted to $0.036 as a result of issuing common stock for a convertible note conversion.

For both the three and six months ended June 30, 2023, the Company recognized approximately $29,200, respectively related to the amortization of debt discounts and approximately $5,800 in interest expense. No interest expense or debt discount was recognized for the same period of 2022.

As of June 30, 2023, the Company has recorded $285,714 of outstanding principal, $5,800 of accrued interest in accrued expenses on the accompanying consolidated balance sheet and approximately $137,200 of unamortized discount and issuance expenses on the note.

June 22, 2023

On June 22, 2023, the Company entered into a Securities Purchase Agreement with four accredited investors pursuant to which the Company issued and sold the investors a non-convertible Original Issue Discount Senior Secured Promissory Note in the principal amount of $150,000 and 3,000,000 Common Stock Purchase Warrants for total gross proceeds of $105,000.

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

The Notes may, at the discretion of the Company, be converted into shares of a new class of convertible preferred stock of the Company (the “Convertible Preferred Stock”) on the closing date of the Qualified Financing. In the event of the conversion, the holder will receive a number of shares of Convertible Preferred Stock equal to the quotient obtained by dividing (i) the unpaid principal amount of this Note (together with any interest accrued but unpaid thereon) by (ii) the closing price of the securities issued in the Qualified Financing on the closing date of the Qualified Financing. Upon issuance, the conversion price of the Convertible Preferred Stock (the “Preferred Conversion Price”) will be equal to the closing price of the securities issued in the Qualified Financing, subject to adjustment.

The Notes provide for certain customary events of default which include failure to maintain the required reserve of shares for the Warrants, a restatement of the financial statements of the Company resulting in a reduction to the stock price by an enumerated threshold, and certain other customary events of default, subject to certain exceptions and limitations. Upon an event of default, the Notes will become immediately due and payable at a 125% premium, which will be reduced to 100% if the event of default occurs while the Company’s common stock is listed on a national securities exchange.

The Notes contain customary restrictive covenants which apply for as long as at least 75% of the Notes remain outstanding, including covenants against incurring new indebtedness or liens, repurchasing shares of common stock or common stock equivalents, paying dividends or distributions on equity securities, and transactions with affiliates, subject to certain exceptions and limitations. In addition, the SPA imposes certain additional negative covenants and obligations on the Company, including a prohibition on filing a registration statement (other than on Form S-8) unless at least 30% of the Notes have been repaid as of such filing, a prohibition on incurring new indebtedness at any time while any Notes are outstanding, and a 90-day restriction against issuing shares of common stock or common stock equivalents, subject to certain exceptions and limitations.

The Company recorded a total debt discount of $106,800 including an original issue discount of approximately $45,000, and a $61,800 discount related to the initial warrant derivative liability. The discounts are being amortized over the life of the note.

The Warrants issued with promissory notes were exercisable for a 66-month period (five years and six months) at an exercise price of $0.05 per share, subject to certain adjustments.

On June 23, 2023, the conversion price of the warrants was adjusted to $0.036 as a result of issuing common stock for a convertible note conversion.

For both the three and six months ended June 30, 2023, the Company recognized approximately $2,600 related to the amortization of debt discounts and approximately $3,100 in interest expense. No interest expense or debt discount was recognized for the same period of 2022.

As of June 30, 2023, the Company has recorded $150,000 of outstanding principal, $3,100 of accrued interest in accrued expenses on the accompanying consolidated balance sheet and approximately $104,000 of unamortized discount and issuance expenses on the note.

Convertible Promissory Notes

The following table summarizes the Company’s outstanding convertible notes as of June 30, 2023, and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Convertible Notes	$1,176	$1,319
Unamortized discounts	-	(67)
	$1,176	$1,252

All convertible notes including accrued interest were in default as of the issuance date of this Report. As of June 30, 2023, accrued interest totaled approximately $532,900 on all outstanding convertible notes.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

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

On April 14, 2023, the conversion price of the notes and warrants was adjusted to be the lower of (x) 60% of the conversion price as calculated above or (y) $0.279 as a result of issuance of common stock for a convertible note conversion.

On April 28, 2023, the conversion price of the notes and warrants was adjusted to be the lower of (x) 60% of the conversion price as calculated above or (y) $0.18 as a result of issuance of common stock for a convertible note conversion.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

On May 10, 2023, the conversion price of the notes and warrants was adjusted to be the lower of (x) 60% of the conversion price as calculated above or (y) $0.054 as a result of issuance of common stock for a convertible note conversion.

On June 23, 2023, the conversion price of the notes and warrants was adjusted to be the lower of (x) 60% of the conversion price as calculated above or (y) $0.036 as a result of issuance of common stock for a convertible note conversion.

The Company recognized $20,800 and $45,100 in interest expense related to the notes for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, the Company recognized approximately $20,800 and $45,800 in interest expense related to the note, respectively. As of June 30, 2023, the debt discounts were fully amortized.

As of June 30, 2023, the Company remains in default on the repayment of $457,359 in principal and $230,500 of accrued interest on the February 2020 Convertible Notes. Upon demand for repayment at the election of the holder, the holder of the Convertible Note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Convertible Note. The 40% premium will be recorded once a demand occurs.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

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

On April 14, 2023, the conversion price of the note was adjusted to the lower of 65% of the lowest closing bid price of the Company’s common stock as reported on its principal trading market for the twenty consecutive trading day period ending on (and including) the trading day immediately preceding the date on which the conversion notice was delivered or $0.279 as a result of issuance of common shares for a convertible note conversion.

On April 28, 2023, the conversion price of the note was adjusted to the lower of 65% of the lowest closing bid price of the Company’s common stock as reported on its principal trading market for the twenty consecutive trading day period ending on (and including) the trading day immediately preceding the date on which the conversion notice was delivered or $0.18 as a result of issuance of common shares for a convertible note conversion.

On May 10, 2023, the conversion price of the note was adjusted to the lower of 65% of the lowest closing bid price of the Company’s common stock as reported on its principal trading market for the twenty consecutive trading day period ending on (and including) the trading day immediately preceding the date on which the conversion notice was delivered or $0.054 as a result of issuance of common shares for a convertible note conversion.

On June 23, 2023, the conversion price of the note was adjusted to the lower of 65% of the lowest closing bid price of the Company’s common stock as reported on its principal trading market for the twenty consecutive trading day period ending on (and including) the trading day immediately preceding the date on which the conversion notice was delivered or $0.036 as a result of issuance of common shares for a convertible note conversion.

For both the six months ended June 30, 2023, and June 30, 2022, the Company recognized approximately $2,600 and $5,300 in interest expense related to the notes. As of June 30, 2023, the debt discount and issuance costs for the loan were fully amortized.

As of June 30, 2023, the Company remains in default on the repayment of principal of $58,055 and approximately $31,400 in accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 40% premium will be recorded once a demand occurs.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

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

On April 14, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.56 to $0.279 as a result of a convertible note exercise and the Company issued an additional 226,882 warrants to the note holder.

On April 28, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.279 to $0.18 as a result of a convertible note exercise and the Company issued an additional 251,794 warrants to the note holder.

On May 10, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.18 to $0.054 as a result of a convertible note exercise and the Company issued an additional 1,642,202 warrants to the note holder.

On June 23, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.054 to $0.036 as a result of a convertible note exercise and the Company issued an additional 1,170,913 warrants to the note holder.

As of June 30, 2023, 3,518,592 warrants were outstanding that were issued with the October 2020 convertible note at an exercise price of $0.036.

For both the six months ended June 30, 2023, and June 30, 2022, the Company recognized approximately $5,000 and $10,100 in interest expense for the note. As of June 30, 2023, the debt discount and issuance costs for the note were fully amortized.

As of June 30, 2023, the Company has outstanding principal of $111,111 and accrued interest on the note of approximately $49,600.

As of June 30, 2023, the Company remains in default on the repayment of principal and interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

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

On April 14, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.56 to $0.279 as a result of a convertible note exercise and the Company issued an additional 107,767 warrants to the note holder.

On April 28, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.279 to $0.18 as a result of a convertible note exercise and the Company issued an additional 119,600 warrants to the note holder.

On May 10, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.18 to $0.054 as a result of a convertible note exercise and the Company issued an additional 780,028 warrants to the note holder.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

On June 23, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.054 to $0.036 as a result of a convertible note exercise and the Company issued an additional 556,171 warrants to the note holder.

As of June 30, 2023, 1,671,294 warrants were outstanding that were issued with the January 2021 convertible note at an exercise price of $0.036.

For both six months ended June 30, 2023 and June 30, 2022, the Company recognized approximately $2,400 and $4,800 in interest expense. As of June 30, 2023, the debt discount and issuance costs on the note were fully amortized.

As of June 30, 2023, the Company has outstanding principal of $52,778 on the note and has recorded approximately $21,100 of accrued interest included in accrued expenses on the accompanying consolidated balance sheet.

As of June 30, 2023, the Company remains in default on the repayment of principal and accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

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

On April 14, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.56 to $0.279 as a result of a convertible note exercise and the Company issued an additional 102,305 warrants to the note holder.

On April 28, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.279 to $0.18 as a result of a convertible note exercise and the Company issued an additional 113,518 warrants to the note holder.

On May 10, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.18 to $0.054 as a result of a convertible note exercise and the Company issued an additional 740,366 warrants to the note holder.

On June 23, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.054 to $0.036 as a result of a convertible note exercise and the Company issued an additional 527,891 warrants to the note holder.

As of June 30, 2023, 1,586,311 warrants were outstanding that were issued with the April 2021 convertible note at an exercise price of $0.036.

For the three and six months ended June 30, 2023, the Company recognized approximately $1,900 and $3,800 in interest expense. respectively for the notes. For the three and six months ended June 30, 2022, the Company recognized approximately $3,000 and $6,000 in interest expense for the notes. As of June 30, 2023, the debt discount and issuance costs on the note were fully amortized.

As of June 30, 2023, the Company has recorded $41,667 of principal and approximately $20,200 of accrued interest for the note on the accompanying consolidated balance sheet.

As of June 30, 2023, the Company remains in default on the repayment of principal and accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

The note matures one year from issuance, or such earlier date as the note is required or permitted to be repaid. Interest shall accrue on the aggregate unconverted and then outstanding principal amount of the note at the rate of 10% per annum, calculated on the basis of a 365-day year.

The Note is convertible, in whole or in part, at any time, and from time to time, into shares of the common stock of the Company at the option of the noteholder at a conversion price of $1.50 (as adjusted for stock splits, stock combinations and similar events); provided, however that in the event, the Company’s Common Stock trades below $1.60 per share for more than six (3) consecutive trading days, the Holder of this Note is entitled, at its option, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock at a price for each share of Common Stock equal to 65% of the lowest trading price of the Common Stock for the twenty prior trading days including the day upon which a Notice of Conversion is received. The conversion discount, look back period and other terms of the Note will be adjusted on a ratchet basis if the Company offers a more favorable conversion discount, prepayment rate, interest rate, (whether through a straight discount or in combination with an original issue discount), look back period or other more favorable term to another party for any financings while this Note is in effect.

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

On October 27, 2021, the Company and the institutional investor who holds the convertible promissory note agreed to extend the maturity date of the note by six months to December 25, 2022, for no consideration.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

On January 10, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.78 to $0.56, as a result of a convertible note exercise and the Company issued an additional 38,303 warrants to the note holder.

On April 14, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.56 to $0.279 as a result of a convertible note exercise and the Company issued an additional 135,787 warrants to the note holder.

On April 28, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.279 to $0.18 as a result of a convertible note exercise and the Company issued an additional 150,697 warrants to the note holder.

On May 10, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.18 to $0.054 as a result of a convertible note exercise and the Company issued an additional 982,843 warrants to the note holder.

On June 23, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.054 to $0.036 as a result of a convertible note exercise and the Company issued an additional 700,781 warrants to the note holder.

As of June 30, 2023, 2,105,846 warrants were outstanding that were issued with the June 2021 convertible note at an exercise price of $0.036.

For the three and six months ended June 30, 2023, the Company recognized $3,400 and $6,800, respectively in interest expense related to the note. For the three and six months ended June 30, 2022, the Company recognized approximately $9,900 and $19,600 related to the amortization of debt discounts and approximately $3,400 and $7,000 in interest expense related to the note. As of June 30, 2023, the debt discount on the note was fully amortized.

At June 30, 2023, the Company has recorded $57,000 of outstanding principal and approximately $25,900 of accrued interest.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

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

On April 14, 2023, the conversion price of the notes was adjusted to the lower of $0.279 per share, or provided that if the average closing price of the Company’s common stock during any six consecutive trading days is below $1.60, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. In addition, the exercise price of the warrant was adjusted to $.279 per share and the Company issued an additional 135,787 warrants to the holder of the note. Both the conversion price of the note and warrants were adjusted as a result of a convertible note exercise at $0.279 per share.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

On April 28, 2023, the conversion price of the notes was adjusted to the lower of $0.18 per share, or provided that if the average closing price of the Company’s common stock during any six consecutive trading days is below $1.60, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. In addition, the exercise price of the warrant was adjusted to $.18 per share and the Company issued an additional 150,697 warrants to the holder of the note. Both the conversion price of the note and warrants were adjusted as a result of a convertible note exercise at $0.18 per share.

On May 10, 2023, the conversion price of the notes was adjusted to the lower of $0.054 per share, or provided that if the average closing price of the Company’s common stock during any six consecutive trading days is below $1.60, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. In addition, the exercise price of the warrant was adjusted to $.054 per share and the Company issued an additional 982,843 warrants to the holder of the note. Both the conversion price of the note and warrants were adjusted as a result of a convertible note exercise at $0.054 per share.

On June 23, 2023, the conversion price of the notes was adjusted to the lower of $0.036 per share, or provided that if the average closing price of the Company’s common stock during any six consecutive trading days is below $1.60, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. In addition, the exercise price of the warrant was adjusted to $.036 per share and the Company issued an additional 700,781 warrants to the holder of the note. Both the conversion price of the note and warrants were adjusted as a result of a convertible note exercise at $0.036 per share.

As of June 30, 2023, 2,105,846 warrants were outstanding that were issued with the August 11, 2021 convertible note at an exercise price of $0.036.

For the three and six months ended June 30, 2023, the Company recognized approximately $5,100 and $10,100, respectively of interest expense related to the note. For the three and six months ended June 30, 2022, the Company recognized approximately $40,000 and $94,000 related to the amortization of debt discount and approximately $73,000 and $85,400 in interest expense related to the note. Interest expense for the three months ended June 30, 2022, included approximately $67,000 in additional interest accrued due to penalties incurred for early redemption of the note. As of June 30, 2023, the debt discount on the note was fully amortized.

At June 30, 2023, the Company has remaining $84,800 of outstanding principal and approximately $58,900 of accrued interest.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

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

On April 14, 2023, the conversion price of the notes was adjusted to the lower of $0.279 per share, or provided that if the average closing price of the Company’s common stock during any six consecutive trading days is below $1.60, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. In addition, the exercise price of the warrant was adjusted to $.279 per share and the Company issued an additional 135,787 warrants to the holder of the note. Both the conversion price of the note and warrants were adjusted as a result of a convertible note exercise at $0.279 per share.

On April 28, 2023, the conversion price of the notes was adjusted to the lower of $0.18 per share, or provided that if the average closing price of the Company’s common stock during any six consecutive trading days is below $1.60, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. In addition, the exercise price of the warrant was adjusted to $.18 per share and the Company issued an additional 150,697 warrants to the holder of the note. Both the conversion price of the note and warrants were adjusted as a result of a convertible note exercise at $0.18 per share.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

On May 10, 2023, the conversion price of the notes was adjusted to the lower of $0.054 per share, or provided that if the average closing price of the Company’s common stock during any six consecutive trading days is below $1.60, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. In addition, the exercise price of the warrant was adjusted to $.054 per share and the Company issued an additional 982,843 warrants to the holder of the note. Both the conversion price of the note and warrants were adjusted as a result of a convertible note exercise at $0.054 per share.

On June 23, 2023, the conversion price of the notes was adjusted to the lower of $0.036 per share, or provided that if the average closing price of the Company’s common stock during any six consecutive trading days is below $1.60, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. In addition, the exercise price of the warrant was adjusted to $.036 per share and the Company issued an additional 700,781 warrants to the holder of the note. Both the conversion price of the note and warrants were adjusted as a result of a convertible note exercise at $0.036 per share.

On February 17, 2023, the Company defaulted on the extended maturity date for the convertible note.

As of June 30, 2023, 2,105,846 warrants were outstanding that were issued with the convertible note at an exercise price of $0.036.

For the three and six months ended June 30, 2023, the Company recognized approximately $12,600 and $25,000, respectively in interest expense related to the note. For the three and six months ended June 30, 2022, the Company recognized approximately $32,700 and $65,000 related to the amortization of debt discount and approximately $244 and $5,200 in interest expense related to the note, respectively. As of June 30, 2023, the debt discount on the note was fully amortized.

As of June 30, 2023, the Company has recorded $220,500 of outstanding principal and approximately $90,800 of accrued interest on the note.

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

The warrants are exercisable for six-years from October 4, 2021, at an exercise price of $1.90 per share, subject to certain adjustments, which exercise price may be paid on a cashless basis. The aggregate exercise price is $45,238.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

On January 2, 2022, the Company defaulted on certain covenants contained in the October 4, 2021, convertible note and the interest rate reset to 16%.

On January 27, 2022, the exercise price of the note was adjusted to $0.78 based on a convertible note conversion at $0.78.

On May 12, 2022, the Company repaid $83,500 of principal on the note and repurchased 2,977 shares of common stock issued to the holder as an original commitment fee on the note for $1,000. The repurchase was recorded at cost as treasury stock on the accompanying consolidated balance sheet. In addition during 2022, the Company repaid an additional $31,042 of principal and $8,905 of interest on the note. The Company recorded approximately $96,000 gain on debt extinguishment resulting from the settlement of the derivative as a result of repayment of the note.

On January 10, 2023, the exercise price of the note was adjusted to $0.56 based on a convertible note conversion at $0.56.

On March 9, 2023, the Company repaid $2,500 of principal on the note.

On April 14, 2023, the exercise price of the note was adjusted from the default conversion price of $0.56 to $0.279 as a result of a convertible note exercise.

On April 28, 2023, the exercise price of the note was adjusted from the default conversion price of $0.279 to $0.18 as a result of a convertible note exercise.

On May 10, 2023, the exercise price of the note was adjusted from the default conversion price of $0.18 to $0.054 as a result of a convertible note exercise.

On June 23, 2023, the exercise price of the note was adjusted from the default conversion price of $0.054 to $0.036 as a result of a convertible note exercise.

For the three and six months ended June 30, 2023, the Company recognized approximately $600 and $1,200, respectively in interest expense related to the note. For the three and six months ended June 30, 2022, the Company recognized approximately $32,700 and $65,000 related to the amortization of debt discount and approximately $244 and $5,200 in interest expense related to the note, respectively. As of June 30, 2023, the debt discount on the note was fully amortized.

As of June 30, 2023, the Company has recorded approximately $14,200 of outstanding principal and approximately $2,000 of accrued interest.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

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

On April 14, 2023, the exercise price of the note was adjusted from the default conversion price of $0.56 to $0.279 as a result of a convertible note exercise.

On April 28, 2023, the exercise price of the note was adjusted from the default conversion price of $0.279 to $0.18 as a result of a convertible note exercise.

On May 10, 2023, the exercise price of the note was adjusted from the default conversion price of $0.18 to $0.054 as a result of a convertible note exercise.

On June 23, 2023, the exercise price of the note was adjusted from the default conversion price of $0.054 to $0.036 as a result of a convertible note exercise.

For the three and six months ended June 30, 2023, the Company recognized approximately $700 and $1,300, respectively in interest expense related to the note. For the three and six months ended June 30, 2022, the Company recognized approximately $32,700 and $65,100 related to the amortization of debt discounts and approximately $295 and $5,300 in interest expense related to the note. As of June 30, 2023, the debt discount on the note was fully amortized.

As of June 30, 2023, the Company has recorded $16,700 of outstanding principal and approximately $2,100 of accrued interest.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

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

For the year ended December 31, 2022, the Company repaid $43,828 of principal and $31,400 of interest on the note. The Company recorded approximately $68,600 gain on debt extinguishment resulting from the settlement of the derivative as a result of repayments on the note.

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

On May 30, 2023, the holder of the March 15, 2022, convertible note converted $9,203 of principal and $756 of interest at $0.059 per share into 170,000 shares of common stock.

On June 23, 2023 the holder of the March 15, 2022, convertible note converted $5,697 of principal and $799 of interest at $0.036 per share into 120,000 shares of common stock.

The Company recognized approximately a $36,400 and $75,000 gain on extinguishment of debt for the three and six months ended June 30, 2023 related to the settlement of the derivative liability as a result of conversions and repayments made on the note.

For the three and six months ended June 30, 2023, the Company recognized zero and $50,000 related to the amortization of debt discounts and approximately $3,900 and $11,100 in interest expense related to the note. For the three and six months ended June 30, 2022, the Company recognized approximately $62,300 and $74,000 related to the amortization of debt discounts and approximately $25,000 in interest expense related to the note that was deemed earned as of the date of issuance. As of June 30, 2023, the debt discount on the note was fully amortized.

As of June 30, 2023, the Company has recorded approximately $61,800 of outstanding principal and $200 of accrued interest on the note.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of certain Notes and Warrants contain an embedded conversion options to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. Due to the fact that the number of shares of common stock that may be issuable for warrants and notes with variable conversion features may exceed the Company’s authorized share limit as of June 30, 2023, the equity environment was tainted and all convertible debentures and warrants were included in the value of the derivative. Accordingly, for existing embedded conversion options and existing warrants that were not previously accounted for as derivatives, the Company reclassified $3,462,000 from additional paid-in capital to derivative liability on December 31, 2021. In accordance with ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion options contained in the Notes and the Warrants were accounted for as derivative liabilities at the date of issuance or on the reclassification date and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options and the warrants was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion, repayment or on the warrant exercise date, the Company revalues the derivative liabilities resulting from the embedded option.

During the period ended June 30, 2023, in connection with the issuance of the Notes and Warrants, on the initial measurement dates, the fair values of the embedded conversion options and warrants of approximately $972,000 was recorded as derivative liabilities of which $407,000 was allocated as a debt discount and $565,000 as derivative expense.

At the end of each reporting period, the Company revalued the embedded conversion option and warrants as derivative liabilities. In connection with the initial valuations and these revaluations, the Company recorded a gain from the initial and change in the derivative liabilities fair value of approximately $2.5 million for the six months ended June 30, 2023, including a $3.0 million gain for the change in the fair value of derivative liabilities for the period and a $565,000 initial derivative expense.

During the six months ended June 30, 2023, the fair value of the derivative liabilities was estimated at issuance and at the June 30, 2023, using the Binomial Lattice valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.00 to 1.10 year
Volatility	178.2% to 409%
Risk-free interest rate	3.36% to 5.55%

During the six month period ended Juna 30, 2023, other than the effect on the derivative valuation recognized in operations, there was no accounting effect to the ratchet adjustments of certain convertible notes and warrants since all of the embedded conversion options in the convertible notes were treated as derivatives which are reported at fair value.

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

On January 4, 2021, the licensor terminated the licensing agreement with the Company for the commercialization of Prestalia®. As of June 30, 2023 and December 31, 2022, the Company had $24,500 recorded as a liability on the accompanying consolidated balance sheet for royalties due under the agreement.

No royalties were incurred for the six-month periods ended June 30, 2023, or 2022.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

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

The Company had a Master Services Agreement (“MSA”) with Autotelic Inc., a related party that is partly owned by one of the Company’s former Board members and executive officers, namely Vuong Trieu, Ph.D., effective November 15, 2016. The MSA stated that Autotelic Inc. would provide business functions and services to the Company and allowed Autotelic Inc. to charge the Company for these expenses paid on its behalf. Dr. Trieu resigned as a director of our company effective October 1, 2018. The Company and Autotelic Inc. agreed to terminate the MSA effective October 31, 2018. An unpaid balance for previous years services performed under the agreement of approximately $4,000 is included in due to related party in the accompanying consolidated balance sheets at June 30, 2023 and December 31, 2022.

In addition, as of June 30, 2023 and December 31, 2022 the Company owed various officers and directors approximately $12,000 and $26,000, respectively for services rendered which is included as due to related party on the accompanying consolidated balance sheet.

Note 7 - Stockholders’ Equity

Preferred Stock

Adhera has authorized 100,000 shares of preferred stock for issuance and has designated 1,000 shares as Series B Preferred Stock (“Series B Preferred”) and 90,000 shares as Series A Junior Participating Preferred Stock (“Series A Preferred”). No shares of Series A Preferred or Series B Preferred are outstanding. In March 2014, Adhera designated 1,200 shares as Series C Convertible Preferred Stock (“Series C Preferred”). In August 2015, Adhera designated 220 shares as Series D Convertible Preferred Stock (“Series D Preferred”). In April 2018, Adhera designated 3,500 shares of Series E Convertible Preferred Stock (“Series E Preferred”). In July 2018, Adhera designated 2,200 shares of Series F Convertible Preferred Stock (“Series F Preferred”). In December 2019, Adhera designated 6,000 shares of Series G Convertible Preferred Stock (“Series G Preferred”). The Company plans to file a certificate of elimination with respect to the Series A and Series B stock and a certificate of decrease with respect to each of its Series C, D and F Preferred stock. As of June 30, 2023, the Company has not filed the certificate of elimination. Each subsequent authorization of Preferred Stock has liquidation preference over the previous Series.

Series C Preferred

Each share of Series C Preferred has a stated value of $5,000 per share, has a $5,100 liquidation preference per share, has voting rights of 33.33 votes per Series C Preferred share, and is convertible into shares of common stock at a conversion price of $150.00 per share.

As of June 30, 2023, 100 shares of Series C Preferred stock were outstanding.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

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

As of June 30, 2023, 40 shares of Series D Preferred were outstanding.

Series E Convertible Preferred Stock and Warrants

The Series E Preferred Stock has a stated value of $5,000 per share and accrues 8% dividends per annum that are payable in cash or stock at the Company’s discretion. The Series E Preferred has voting rights, dividend rights, liquidation preferences, conversion rights at the option of the holder and anti-dilution rights. Series E Preferred stock is convertible into shares of common stock at $10.00. Anti-dilution price protection on Series E Preferred stock expired on February 10, 2020. Warrants issued with Series E Convertible Preferred Stock had anti-dilution price protection, were exercisable for a period of five years, and contain customary exercise limitations.

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

On April 14, 2023, the conversion price of the warrants was adjusted to $0.279 as a result of issuing common stock for a convertible note conversion.

On April 28, 2023, the conversion price of the warrants was adjusted to $0.18 as a result of issuing common stock for a convertible note conversion.

On May 10, 2023, the conversion price of the warrants was adjusted to $0.054 as a result of issuing common stock for a convertible note conversion.

On May 17, 2023, a total of 1,453,028 warrants issued with Series E Preferred stock expired.

The Company had accrued dividends on the Series E Preferred stock of approximately $525,000 as of June 30, 2023.

At June 30, 2023, there were 267 Series E shares outstanding.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

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

On April 14, 2023, the conversion price of the warrants was adjusted to $0.279 as a result of issuing common stock for a convertible note conversion.

On April 28, 2023, the conversion price of the warrants was adjusted to $0.18 as a result of issuing common stock for a convertible note conversion.

On May 10, 2023, the conversion price of the warrants was adjusted to $0.054 as a result of issuing common stock for a convertible note conversion.

On June 23, 2023, the conversion price of the warrants was adjusted to $0.036 as a result of issuing common stock for a convertible note conversion

As of June 30, 2023, the Company had a total of 154,425 Series F Preferred stock warrants outstanding. The warrants expire on November 9, 2023.

At June 30, 2023, and December 31, 2022, there were no Series F Preferred shares outstanding.

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

As of June 30, 2023, and December 31, 2022, no Series G Preferred Stock has been issued by the Company.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

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

On May 30, 2023, the holder of the March 15, 2022, convertible note converted $9,203 of principal and $756 of interest at $0.059 per share into 170,000 shares of common stock.

On June 23, 2023, the holder of the March 15, 2022, convertible note converted $5,697 of principal and $799 of interest at $0.039 per share into 180,000 shares of common stock.

Treasury Stock

On May 12, 2022, the Company repurchased 5,954 shares of common stock issued to the holders of outstanding notes as an original commitment fee on the notes for a total purchase price of $2,000. The repurchase was recorded at cost as treasury stock on the accompanying consolidated balance sheet.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

Warrants

As of June 30, 2023, there were 65,544,841 common stock warrants outstanding, with a weighted average exercise price of $0.04 per share, that have annual expirations as follows:

Warrants issued with:	Shares	2023	2024	2025	2026	2027 and After
Series F Preferred Stock	154,425	154,425	-	-	-	-
Bridge Loans	5,939,950	-	-	-	-	5,939,950
Convertible Notes (CVN)	59,433,025	-	2,153,466	49,810,259	7,469,299	-
Other	17,441	504	16,775	162	-	-
Total Warrants	65,544,841	1,54,929	2,170,241	49,810,421	7,469,299	5,939,950

The above table includes 65,479,780 price adjustable warrants including warrants with variable conversion rates and full ratchet protection.

Shares
Warrants as of December 31, 2022	6,785,914
Issued as a result of price adjustments on convertible notes	12,487,902
Variable quantity of warrants related to the February 2020 note	43,121,004
Warrants issued with 2023 Bridge Notes	4,670,301
Expirations	(1,520,280)
Warrants as of June 30, 2023	65,544,841

The intrinsic value of outstanding warrants as of June 30, 2023, was approximately $1.6 million.

As discussed in Note 2 above, the Company has issued convertible notes and warrants with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock and various default provisions related to the payment of the notes in Company stock. The number of shares of common stock to be issued under the convertible notes and warrants is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the convertible notes is therefore, indeterminate. Due to the fact that the number of shares of common stock are indeterminable, the equity environment was tainted and all convertible debentures and warrants were included in the value of the derivative as of that date. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants were recorded as derivative liabilities. On June 30, 2023, the Company evaluated all outstanding warrants to determine whether these instruments are tainted and, due to reasons discussed above, all warrants outstanding were considered tainted and were therefore, accounted for as derivative liabilities.

Other than the effect on the derivative valuation recognized in operations, there was no accounting effect to the ratchet adjustments of certain warrants to reduce certain conversion prices during the six-month period to $0.036 since all of the embedded conversion options in the warrants were treated as derivatives.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

Note 8 - Stock Incentive Plans

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2023:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2022	19,000	$19.60
Options expired / forfeited	(19,000)	$19.60
Outstanding, June 30, 2023	-	$-
Exercisable, June 30, 2023	-	$-

No stock options were granted during the six months ended June 30, 2023.

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

As of June 30, 2023, no performance milestones requiring cash consideration had been met under the agreement.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(unaudited)

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

As of February 1, 2023, the Company had not raised the additional $500,000 of capital, commenced API manufacturing, nor completed the Raise Requirement. In March 2023, the Company obtained a verbal agreement with Melior to extend the terms of the MLR-1023 Agreement until such time that the milestones have been met and the Company pays outstanding patent maintenance costs. However, Melior may terminate the license of MLR-1023 at any time due to non-performance of continuing license obligations with a 60-day required notice to cure non-performance. If this license is terminated, we will lose the ability to continue the development and potential commercialization of MLR-1023 and it is likely that the Company will discontinue all operations and seek bankruptcy protection.

As of June 30, 2023, no performance milestones requiring cash consideration had been met under the agreement.

Note 10 - Subsequent Events

Conversion of Principal on Convertible Note

On July 27, 2023, the holder of the June 25, 2021, convertible note converted $2,250 of principal and $805 of interest at $0.016 per share into 187,966 shares of common stock.

On August 10, 2023, the holder of the June 25, 2021, convertible note converted $2,000 of principal and $734 of interest at $0.013 per share into 196,085 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current views with respect to future events and financial performance including meeting our obligations under the Melior I and Melior II license agreements and our liquidity. The following discussion should be read in conjunction with the financial statements and related notes and the Risk Factors contained in our Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on June 30, 2023. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Operating Expenses

Our operating expenses for the three months ended June 30, 2023, and 2022 are summarized as follows:

	Three Months Ended
(in thousands)	June 30, 2023	June 30, 2022	Increase/ (Decrease)
General and administrative expenses	296	449	(153)
Total operating expenses	$296	$449	$(153)

General and Administrative

General and administrative expenses decreased by approximately $153,000 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The decrease was primarily due to a decrease in expenses related to our public company activities including legal fees and investor relations.

Other Expense

	Three Months Ended
(in thousands)	June 30, 2023	June 30, 2022	Increase/ (Decrease)
Interest expense	$(357)	$(361)	$(4)
Gain on extinguishment of debt	36	210	174
Initial and change in derivative liability	1,742	1,012	(730)
Loan inducement fee	(462)	-	462
Amortization of debt discount	(392)	(313)	79
Total other income (expense)	$567	$548	$19

Interest expense for the three months ended June 30, 2023, decreased by $4,000 compared to the three months ended June 30, 2022, primarily due to a decrease in interest expense related to our outstanding term loans. The derivative liability for the quarter ended June 30, 2023, decreased by $730,000 as a result of a decrease in the fair value of our convertible notes and warrants that were classified as a derivative on our consolidated balance sheet as of June 30, 2023. The gain on extinguishment of debt was due to the payment and conversion of principal and interest on our outstanding convertible notes. The increase of $79,000 for the amortization of debt discounts was due to an increase in our term notes outstanding. The loan inducement fee of approximately $462,000 was related to our 2023 Term Loans.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Operating Expenses

Our operating expenses for the six months ended June 30, 2023, and 2022 are summarized as follows:

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	Increase/ (Decrease)
General and administrative expenses	648	709	(61)
Total operating expenses	$648	$709	$(61)

General and Administrative

General and administrative expenses increased by approximately $61,000 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was primarily due to a decrease in expenses related to our public company activities including legal fees, board of director fees and investor relations.

Other Expense

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	Increase/ (Decrease)
Interest expense	$(692)	$(672)	$20
Gain on extinguishment of debt	75	215	140
Initial and change in derivative liability	2,459	1,679	(780)
Loan inducement fee	(809)	-	809
Amortization of debt discount	(1,000)	(488)	512
Total other income (expense)	$33	$734	$701

Interest expense for the six months ended June 30, 2023, increased by $20,000 compared to the six months ended June 30, 2022, primarily due to an increase in interest expense related to our outstanding term loans. The derivative liability for the quarter ended June 30, 2023, decreased by $780,000 as a result of a decrease in the fair value of our convertible notes and warrants that were classified as a derivative on our consolidated balance sheet as of June 30, 2023. The gain on extinguishment of debt was due to the payment and conversion of principal and interest on our outstanding convertible notes. The increase of $512,000 for the amortization of debt discounts was due to an increase in our term notes outstanding. The loan inducement fee of approximately $809,000 was related to our 2023 Term Loans.

Liquidity & Capital Resources

Working Capital

(in thousands)	June 30, 2023	December 31, 2022
Current assets	$82	$79
Current liabilities	(22,869)	(22,265)
Working capital deficit	$(22,787)	$(22,186)

Negative working capital as of June 30, 2023, was approximately $22.8 million as compared to negative working capital of approximately $22.2 million as of December 31, 2022. The decrease in working capital is primarily related to an increase in in current liabilities of approximately $604,000 including an increase of approximately $2.0 million in our promissory notes payable, net of discounts an increase in our accrued expenses of $766,000 including interest for our outstanding notes, offset by a $2.1 million decrease in our derivative liability for our convertible notes and warrants.

Cash Flows and Liquidity

Net cash used in Operating Activities

Net cash used in operating activities was approximately $626,000 during the six months ended June 30, 2023. This was primarily due to our net operating loss of approximately $615,000, partially offset by a $2.5 million gain related to a decrease in the fair value of our outstanding derivative liability for our convertible notes and warrants, offset by a non-cash interest expense related to term loan and outstanding convertible notes of $1.0 million, non-cash amortization of debt discount of approximately $692,000 and approximately $809,000 of expense related to a loan inducement fee for our 2023 Term Loans.

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

Net cash used in Investing Activities

There was no cash used in or provided by investing activities for the six months ended June 30, 2023, or 2022.

Net cash provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023, was approximately $652,000. Net cash provided by financing activities for the six-months ended June 30, 2023, included approximately $747,000 from the sale of promissory notes and warrants, net of issuance costs to certain accredited investors, offset by the repayment of principal and interest on outstanding convertible notes of $95,000.

Net cash provided by financing activities for the six months ended June 30, 2022, was approximately $1,463,000. Net cash provided by financing activities for the six-months ended June 30, 2022 included $1,872,000 from the sale of promissory notes and warrants, net of issuance costs to certain accredited investors, offset by the repayment of principal and interest on outstanding convertible notes of $407,000 and $2,000 for the repurchase of common stock outstanding.

We will need to raise additional operating capital within the next several months to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we will not have the cash resources to continue as a going concern thereafter.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the period ended June 30, 2023, and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our consolidated financial statements included herein for the period ended June 30, 2023.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of June 30, 2023, was not effective.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, incorporated herein by reference)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 10, 2008 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference)
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference)
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 18, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 14, 2011, and incorporated herein by reference)
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference)
3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated August 1, 2017 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated August 1, 2017, and incorporated herein by reference)
3.7	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Registrant, dated October 4, 2018 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated October 4, 2018, and incorporated herein by reference)
3.8	Amended and Restated Bylaws of the Registrant dated August 21, 2012 (filed as Exhibit 3.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, incorporated herein by reference)
3.9	Certificate of Amendment to the Certificate of Incorporation dated September 30, 2022 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated October 6, 2022, and incorporated herein by reference)
10.1	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on December 15, 2022 and January 18, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated January 26, 2023, and incorporated herein by reference)
10.2	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on February 16, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated February 23, 2023, and incorporated herein by reference)
10.3	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on March 2, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated March 8, 2023, and incorporated herein by reference)
10.4	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on April 28, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated May 4, 2023, and incorporated herein by reference)
10.5	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on April 28, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated May 5, 2023, and incorporated herein by reference)
10.6	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on June 22, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated June 29, 2023, and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*	Filed herewith.
**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K .

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

ADHERA THERAPEUTICS, INC.

Date: August 21, 2023	By:	/s/ Zahed Subhan
Zahed Subhan
CEO (Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Operating Officer (Principal Accounting and Financial Officer)

