Form 10-Q
period 2023-09-30
Adhera Therapeutics, Inc.
filed 2023-11-20
CIK 737207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 20, 2023, there were 7,220,900 shares of the registrant’s common stock outstanding.

ADHERA THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

ITEM I – FINANCIAL INFORMATION

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$32,388	$31,761
Prepaid expenses	11,686	46,750

Total Current Assets	44,074	78,511

Total Assets	$44,074	$78,511

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,351,653	$2,396,716
Due to related parties	61,892	25,568
Accrued expenses	5,545,905	4,372,366
Accrued dividends	578,333	498,453
Term loans, net of discounts	9,660,355	7,332,978
Convertible notes payable	1,168,765	1,251,696
Contract liabilities	100,000	-
Derivative liabilities	6,892,612	6,386,284

Total Current Liabilities	26,359,515	22,264,061

Total Liabilities	26,359,515	22,264,061

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.01 par value; 100,000 authorized;
Series C convertible preferred stock: $0.01 par value; 1,200 shares designated; 100 shares issued and outstanding at September 30, 2023 and December 31, 2022 ($510,000 liquidation preference)	-	-
Series D convertible preferred stock: $0.01 par value; 220 shares designated; 40 shares issued and outstanding at September 30, 2023 and December 31, 2022 ($12,000 liquidation preference)	-	-
Series E convertible preferred stock: $0.01 par value; 3,500 shares designated; 267 shares issued and outstanding at September 30, 2023 and December 31, 2022 ($1,886,414 liquidation preference)	3	3
Series F convertible preferred stock: $0.01 par value; 2,200 shares designated; no shares issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Series G convertible preferred stock: $0.01 par value; 6,000 shares designated; no shares issued and outstanding at September 30, 2023 and December 31, 2022
Common stock: $0.006 par value, 180,000,000 shares authorized; 5,168,912 and 3,160,877 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	31,014	18,938
Additional paid-in capital	33,636,179	33,547,890
Treasury stock (5,594 shares, at cost)	(2,000)	(2,000)
Accumulated deficit	(59,980,637)	(55,750,381)

Total Stockholders’ Deficit	(26,315,441)	(22,185,550)

Total Liabilities and Stockholders’ Deficit	$44,074	$78,511

See accompanying condensed notes to unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

REVENUES, NET	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	83,267	169,166	339,972	521,861
Compensation expense	143,238	154,161	429,396	304,161
General and administrative expenses	42,992	224,243	148,153	430,268

Total Operating Expenses	269,497	547,570	917,521	1,256,290

LOSS FROM OPERATIONS	(269,497)	(547,570)	(917,521)	(1,256,290)

OTHER INCOME (EXPENSES):
Interest expense, net	(359,184)	(317,045)	(1,050,830)	(989,288)
Amortization of debt discount	(245,839)	(777,082)	(1,245,825)	(1,265,419)
Gain on debt extinguishment, net	12,671	92,068	87,921	306,707
Loan inducement expense	-	-	(809,126)	-
Derivative income (expense)	(2,673,966)	(253,723)	(214,994)	1,425,494

Total Other Income (Expenses), net	(3,266,318)	(1,255,782)	(3,232,854)	(522,506)

NET LOSS	(3,535,815)	(1,803,352)	(4,150,375)	(1,778,796)

Accrued preferred stock dividends	(26,920)	(8,706)	(79,881)	(574,706)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,562,735)	$(1,812,058)	$(4,230,256)	$(2,353,502)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$(0.83)	$(0.57)	$(1.16)	$(1.17)
Diluted	$(0.83)	$(0.57)	$(1.16)	$(1.17)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,303,866	3,160,877	3,649,428	2,019,953
Diluted	4,303,866	3,160,877	3,649,428	2,019,953

See accompanying condensed notes to unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Preferred Stock								Common Stock		Additional	Treasury Stock			Total
	Series C of Shares	Amount	Series D of Shares	Amount	Series E of Shares	Amount	Series F of Shares	Amount	of Shares	Amount	Paid-in Capital	of Shares	Amount	Accumulated Deficit	Stockholders’ Deficit

Balance at December 31, 2022	100	$-	40	$-	267	$3	-	$-	3,160,877	$18,938	$33,547,890	5,954	$(2,000)	(55,750,381)	$(22,185,550)

Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	(26,334)	(26,334)

Issuance of common stock for convertible note conversions	-	-	-	-	-	-	-	-	17,861	107	4,893	-	-	-	5,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(885,839)	(885,839)

Balance at March 31, 2023	100	-	40	-	267	3	-	-	3,178,738	19,045	33,552,783	5,954	(2,000)	(56,662,554)	(23,092,723)

Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	(26,627)	(26,627)

Issuance of common stock for convertible note conversions	-	-	-	-	-	-	-	-	660,716	3,964	56,883	-	-	-	60,847

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	271,279	271,279

Balance on June 30, 2023	100	-	40	-	267	3	-	-	3,839,454	23,009	33,609,666	5,954	(2,000)	(56,417,902)	(22,787,224)

Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	(26,920)	(26,920)

Issuance of common stock for convertible note and accrued interest conversions	-	-	-	-	-	-	-	-	1,029,458	6,205	28,313	-	-	-	34,518

Issuance of common stock for cashless warrant exercises	-	-	-	-	-	-	-	-	300,000	1,800	(1,800)	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,535,815)	(3,535,815)

Balance on September 30, 2023	100	$-	40	$-	267	$3	-	$-	5,168,912	$31,014	$33,636,179	5,954	$(2,000)	$(59,980,637)	$(26,315,441)

	Preferred Stock								Common Stock		Additional	Treasury Stock			Total
	Series C of Shares	Amount	Series D of Shares	Amount	Series E of Shares	Amount	Series F of Shares	Amount	of Shares	Amount	Paid-in Capital	of Shares	Amount	Accumulated Deficit	Stockholders’ Deficit

Balance at December 31, 2021	100	$-	40	$-	3,326	$33	358	$3	853,946	$5,124	$27,905,994	-	$-	$(53,016,772)	$(25,105,618)

Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	(364,166)	(364,166)

Issuance of common stock with convertible notes	-	-	-	-	-	-	-	-	12,500	75	17,905	-	-	-	17,980

Issuance of common stock for convertible note conversions	-	-	-	-	-	-	-	-	12,721	76	27,908	-	-	-	27,984

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(73,730)	(73,730)

Balance at March 31, 2022	100	-	40	-	3,326	33	358	3	879,167	5,275	27,951,807	-	-	(53,454,668)	(25,497,550)

Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	(201,834)	(201,834)

Issuance of common stock with term loan	-	-	-	-	-	-	-	-	19,231	115	11,705	-	-	-	11,820

Conversion of Series E Preferred to common stock	-	-	-	-	(3,059)	(30)	-	-	2,035,306	12,212	5,044,457	-	-	-	5,056,639

Conversion of Series F Preferred to common stock	-	-	-	-	-	-	(358)	(3)	233,127	1,399	539,863	-	-	-	541,259

Repurchase of common stock												5,954	(2,000)	-	(2,000)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	98,286	98,286

Balance on June 30, 2022	100	-	40	-	267	3	-	-	3,166,831	19,001	33,547,832	5,954	(2,000)	(53,558,216)	(19,993,380)

Accrued dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,706)	(8,706)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,803,352)	(1,803,352)

Balance on September 30, 2022	100	-	40	-	267	3	-	-	3,166,831	19,001	33,547,832	5,954	(2,000)	(55,370,274)	(21,805,438)

See accompanying condensed notes to unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,150,375)	$(1,778,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(87,921)	(306,707)
Derivative expense (income)	214,994	(1,425,494)
Amortization of debt discount and fees	1,245,825	1,265,419
Inducement expense	809,126	-
Change in operating assets and liabilities:
Prepaid expenses and other assets	35,064	(3,555)
Accounts payable	(8,739)	(38,167)
Accrued expenses	1,186,871	931,338
Contract liabilities	100,000	-

NET CASH USED IN OPERATING ACTIVITIES	(655,155)	(1,355,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	788,900	2,000,000
Proceeds from convertible notes payable	-	200,000
Notes payable and convertible notes issuance costs	(42,300)	(327,800)
Repayment of convertible notes payable	(90,818)	(456,954)
Purchase of treasury stock	-	(2,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	655,782	1,413,246

NET INCREASE IN CASH	627	57,284

CASH, beginning of the period	31,761	76,104

CASH, end of the period	$32,388	$133,388

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,513	$117,301
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of Series E to common stock	$-	$5,056,635
Conversion of Series F to common stock	$-	$541,258
Debt discounts for issuance costs, warrants and derivatives	$406,846	$1,342,957
Issuance of common stock for conversion of convertible notes and accrued interest	$72,774	$9,922
Accrued and deemed dividends	$79,881	$574,705

See accompanying condensed notes to unaudited consolidated financial statements.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Adhera Therapeutics, Inc. and its wholly-owned subsidiaries(collectively “Adhera,” “we”, or the “Company”), historically focused on drug development and commercialization of “small molecule” drugs to treat Parkinson’s disease (PD) and Type 1 diabetes. More recently, as it has struggled to operate with very limited working capital, it has been seeking to license a diabetes drug to a publicly-traded Nasdaq company as described in Note 9.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. This quarterly report should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The information furnished in this Report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of Adhera Therapeutics, Inc. and the wholly-owned subsidiaries and eliminates any inter-company balances and transactions. All wholly-owned subsidiaries of Adhera Therapeutics, Inc. are inactive.

Going Concern and Management’s Liquidity Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2023, the Company had approximately $32,000 of cash and has negative working capital of approximately $26.3 million.

The Company has no revenues and has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes. The Company incurred a net loss and net cash used in operating activities of $4,150,375 and $655,155, respectively, for the nine months ended September 30, 2023. The Company had a stockholders’ deficit of approximately $26.3 million and an accumulated deficit of approximately $60.0 million as of September 30, 2023.

In addition, to the extent that the Company continues its business operations, the Company anticipates that it will continue to have negative cash flows from operations, at least into the near future. However, the Company cannot be certain that it will be able to obtain such funds required for our operations at terms acceptable to the Company or at all. General market conditions, as well as market conditions for companies in the Company’s financial and business position, as well as the ongoing issue arising from the COVID-19 pandemic, the war in Ukraine, the war in Israel, federal bank failures or other world-wide events, may make it difficult for the Company to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of its stockholders. If the Company is unable to obtain additional financing in the future, it will cease operations. . The Company plans to increase working capital by managing its cash flows and expenses, divesting development assets and raising additional capital through private or public equity or debt financing. There can be no assurance that such financing or partnerships will be available on terms which are favorable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Report. The consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

Reverse Stock Split

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2023, the Company had approximately $32,000 in cash.

The Company deposits its cash with a major financial institution that may at times exceed the federally insured limit. As of September 30, 2023, the Company’s cash balance did not exceed the federal deposit insurance limit.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

As of September 30, 2023, the Company measured conversion features on outstanding convertible notes and warrants as a derivative liability using significant unobservable prices that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of approximately $4.3 million. The value of the derivative liability as of September 30, 2023, was determined by using the binomial lattice model using the following inputs: 4.13% to 5.55% risk free rate, volatility of 263% to 408% and time to maturity of 0 – 1.10 years. There were no liabilities or assets measured at fair value on a non-recurring basis as of September 30, 2023.

	Fair Value Measurements at September 30, 2023
	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liability	$-	$-	$6,892,612	$6,892,612
Total	$-	$-	$6,892,612	$6,892,612

A roll forward of the level 3 valuation financial instruments is as follows:

	Nine Months Ended September 30, 2023
	Warrants	Notes	Total
Balance at December 31, 2022	$5,074,915	$1,311,369	$6,386,284
Initial valuation of derivative liabilities included in debt discount	406,846	-	406,846
Initial valuation of derivative liabilities included in derivative expense	564,483	-	564,483
Reclassification of derivative liabilities to gain on debt extinguishment	-	(115,512)	(115,512)
Change in fair value included in derivative expense (income)	(1,337,166)	987,677	(349,489)
Balance at September 30, 2023	$4,709,078	$2,183,534	$6,892,612

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

The following number of shares for the nine-month periods ended September 30, 2023 and 2022, have been excluded from diluted net (loss) since such inclusion would be anti-dilutive:

	September 30,
	2023	2022
Stock options outstanding	-	19,000
Convertible notes	111,743,222	2,389,770
Warrants	161,984,924	5,192,652
Series C Preferred Stock	3,334	3,334
Series D Preferred Stock	2,500	2,500
Series E Preferred Stock	191,335	178,833
Total	273,925,315	7,786,089

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

Reclassifications

Certain reclassifications have been made in the consolidated financial statements to conform to the current period presentation. Such reclassifications had no impact on the Company’ previously reported consolidated financial position or results of operations. Specifically, on the consolidated financial statements, all amounts are now reflected in whole dollars and all rounding to thousands has been eliminated. Additionally, on the consolidated statements of operations, professional fees and compensation expense has been reclassified from general and administrative expenses and are shown separately as part of operating expenses. Furthermore, for the nine months ended September 30, 2022, certain reclassifications were made on the consolidated statement of cash flows to conform to the current presentation. The reclassification on the 2022 consolidated statement of cash flow increased cash flows used in operations by approximately $94,000 and increased net cash provided by financing activities by $94,000.

NOTE 3 – PREPAID EXPENSES

As of September 30, 2023, and December 31, 2022, prepaid expenses totaled $11,686 and $46,750, respectively and included prepaid insurance and other prepaid operating expenses.

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE PROMISSORY NOTES

The following table summarizes the Company’s outstanding term loans:

	September 30, 2023	December 31, 2022
2019 Term Loan	$5,676,900	$5,676,900
2022 Term Loans	3,045,634	2,365,079
2023 Term Loans	1,332,143	-
	10,054,677	8,041,979
Unamortized discounts and fees	(394,322)	(709,001)
	$9,660,355	$7,332,978

As of September 30, 2023, the 2019 Term Loan was in default.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

The promissory notes accrued interest at a rate of 12% per annum. Interest was payable quarterly with the first interest payment to be made on December 28, 2019, and each subsequent payment every six months thereafter. On December 28, 2019, the Company defaulted on the initial interest payment on the loan and the interest rate per annum increased to the default rate of 15%.

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

The Company recognized $214,633 and $636,902 in interest expense related to the 2019 Term Loan for both of the three and nine months ended September 30, 2023, and 2022. As of September 30, 2023, the debt discount and issuance costs for the term loan were fully amortized.

As of September 30, 2023, the Company had $3,515,399 of accrued interest on the notes included in accrued expenses and remains in default on the repayment of $5,676,900 in principal and $3,515,399 in accrued interest on the 2019 Term Loan.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

The Notes were due on the earliest to occur of (i) the 12-month anniversary of the original issuance date of the Notes, or May 11, 2023, (ii) a financing transaction which results in the Company’s common stock being listed on a national securities exchange, and (iii) an event of default. If an event of default occurs before the Company’s common stock is listed on a national securities exchange, the event of default would require a repayment of 125% of the outstanding principal, accrued interest and other amounts owing thereon unless the Company is trading on a national securities exchange in which case the repayment would be 100%. The Notes bear interest at 8% per annum, subject to an increase to 15% in case of an event of default as provided for therein. In addition, at any time before the 12-month anniversary of the date of issuance of the Notes, the Company may, upon five days’ prior written notice to the Purchaser, prepay all of the then outstanding principal amount of the Notes for cash in an amount equal to the sum of 105% of all amounts due and owing hereunder, including all accrued and unpaid interest.

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

On January 10, 2023, the exercise price of the warrants was adjusted to $0.56 as a result of issuing common stock for a convertible note conversion.

On April 14, 2023, the exercise price of the warrants was adjusted to $0.279 as a result of issuing common stock for a convertible note conversion.

On April 28, 2023, the exercise price of the warrants was adjusted to $0.18 as a result of issuing common stock for a convertible note conversion.

On May 10, 2023, the exercise price of the warrants was adjusted to $0.054 as a result of issuing common stock for a convertible note conversion.

On May 11, 2023, the Company elected to extend the maturity date on the loan by six-months to November 11, 2023.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

On June 23, 2023, the exercise price of the warrants was adjusted to $0.036 as a result of issuing common stock for a convertible note conversion.

During the three months ended September 30, 2023, the exercise price of the warrants was adjusted from $0.036 to $0.00845 as a result of issuing common stock for convertible note conversions.

During the three and nine months ended September 30, 2023, the Company increased the outstanding principal amount of the notes by approximately $0 and $680,600, respectively as an incentive to invest in the 2023 Bridge Loans and recorded a corresponding expense to loan inducement fees on the accompanying consolidated statement of operations.

For the three and nine months ended September 30, 2023, the Company recognized approximately $0 and $602,979 of expense related to the amortization of debt discounts and fees and approximately $57,272 and $163,602 in interest expense, respectively. For both the three and nine months ended September 30, 2022, the Company recognized approximately $562,300 and $663,300 related to the amortization of debt discounts and fees and approximately $45,400 and $70,600 in interest expense related to the note, respectively.

As of September 30, 2023, the Company has recorded $2,902,777 of outstanding principal and $279,651 of accrued interest in accrued expenses on the accompanying consolidated balance sheet. As of September 30, 2023, the debt discounts on the loan were fully amortized.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

On January 10, 2023, the exercise price of the warrants was adjusted to $0.56 as a result of issuing common stock for a convertible note conversion.

On April 14, 2023, the exercise price of the warrants was adjusted to $0.279 as a result of issuing common stock for a convertible note conversion.

On April 28, 2023, the exercise price of the warrants was adjusted to $0.18 as a result of issuing common stock for a convertible note conversion.

On May 10, 2023, the exercise price of the warrants was adjusted to $0.054 as a result of issuing common stock for a convertible note conversion.

On June 23, 2023, the exercise price of the warrants was adjusted to $0.036 as a result of issuing common stock for a convertible note conversion.

During the three months ended September 30, 2023, the exercise price of the warrants was adjusted from $0.036 to $0.00845 as a result of issuing common stock for convertible note conversions.

For the three and nine months ended September 30, 2023, the Company recognized approximately $28,109 and $83,413 related to the amortization of debt discounts and fees and $2,921 and $8,627 in interest expense, respectively. No interest expense or debt discount was recognized for the same period of 2022.

As of September 30, 2023, the Company has recorded $142,857 of outstanding principal, $9,191 of accrued interest in accrued expenses on the accompanying consolidated balance sheet and approximately $22,610 of unamortized discount and issuance expenses on the 2022 December Term Loan.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

During the three months ended September 30, 2023, the exercise price of the warrants was adjusted from $0.036 to $0.00845 as a result of issuing common stock for convertible note conversions.

During both the three and nine months ended September 30, 2023, the Company increased the outstanding principal amount of the notes by $64,286 as an incentive to invest in the April 2023 Bridge Loan and recorded a corresponding expense to loan inducement fees on the accompanying consolidated statement of operations.

For the three and nine months ended September 30, 2023, the Company recognized approximately $51,170 and $142,386 related to the amortization of debt discounts and fees and $7,219 and $18,609 in interest expense, respectively. No interest expense or debt discount was recognized for the same period of 2022.

As of September 30, 2023, the Company has recorded $350,000 of outstanding principal, $18,609 of accrued interest in accrued expenses on the accompanying consolidated balance sheet and approximately $60,625 of unamortized discount and issuance expenses on the note.

February 3, 2023

On February 3, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued and sold the investor a non-convertible Original Issue 30% Discount Senior Secured Promissory Note in the principal amount of $267,857 and 424,652 Common Stock Purchase Warrants for a total purchase price of $150,000. The Company received total consideration of $133,850 after debt issuance costs of $16,150.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

The unpaid principal amount of this Note, together with any interest accrued but unpaid thereon, may, at the sole discretion of the Company, be converted into shares of a new class of convertible preferred stock of the Company on the closing date on which the Company completes a public offering for cash of common stock and/or common stock equivalents which results in the listing of the Company’s common stock on a “national securities exchange” as defined in the Securities Exchange Act of 1934 (a “Qualified Financing”)

The Company recorded a total debt discount of approximately $224,000 including an original issue discount of $64,286, a discount of $53,571 as a loan inducement fee, a discount related to issuance costs of $16,100, and a $90,049 discount related to the initial warrant derivative liability. The discounts are being amortized over the life of the note.

The Warrants were exercisable for a 66-month period (five years and six months) ending August 3, 2028, at an exercise price of $0.82 per share, subject to certain adjustments.

On April 14, 2023, the exercise price of the warrants was adjusted to $0.279 as a result of issuing common stock for a convertible note conversion.

On April 28, 2023, the exercise price of the warrants was adjusted to $0.18 as a result of issuing common stock for a convertible note conversion.

On May 10, 2023, the exercise price of the warrants was adjusted to $0.054 as a result of issuing common stock for a convertible note conversion.

On June 23, 2023, the exercise price of the warrants was adjusted to $0.036 as a result of issuing common stock for a convertible note conversion.

During the three months ended September 30, 2023, the exercise price of the warrants was adjusted from $0.036 to $0.00845 as a result of issuing common stock for convertible note conversions.

For the three and nine months ended September 30, 2023, the Company recognized $56,462 and $147,292 related to the amortization of debt discounts and fees and $5,536 and $14,405 in interest expense, respectively. No interest expense or debt discount was recognized for the same period of 2022.

As of September 30, 2023, the Company has recorded $267,857 of outstanding principal, $14,405 of accrued interest in accrued expenses on the accompanying consolidated balance sheet and $76,714 of unamortized discount and issuance expenses on the note.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

February 16, 2023

On February 16, 2023, the Company entered into a Securities Purchase Agreements with two accredited investors pursuant to which the Company issued and sold the investor a non-convertible Original Issue 30% Discount Senior Secured Promissory Notes in the aggregate principal amount of $214,286 and 339,722 Common Stock Purchase Warrants for a total purchase price of $150,000. The Company received total consideration of $133,850 after debt issuance costs of $16,150.

The Company also agreed to increase the principal amount of prior Original Issue Discount Promissory Notes issued to the investors in May 2022 by 25%. The principal increase in the May 2022 notes totaled $69,444. The Company recorded $69,444 as a loan inducement fee related to the notes.

The Notes are due on the earlier of (i) the 12 month anniversary of the issuance date, and (ii) the date on which the Company completes a public offering for cash of common stock and/or common stock equivalents which results in the listing of the Company’s common stock on a “national securities exchange” as defined in the Securities Exchange Act of 1934 (a “Qualified Financing”), provided that unless there is an event of default, the Company may extend the maturity date by six months in its discretion. The Notes bear interest at 8% per annum, payable monthly, subject to an increase to 15% in case of an event of default as provided for therein. Furthermore, at any time before the 12-month anniversary of the date of issuance of a Note, the Company may, after providing written notice to the holder, prepay all of the then outstanding principal amount of the Note for cash in an amount equal to the sum of 105% of the then outstanding principal amount of the Note, accrued but unpaid interest and all liquidated damages and other amounts due in respect of the Note (if any).

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

The Company recorded a total debt discount of $163,646 including an original issue discount of $64,286, a discount related to issuance costs of $16,150, and an $83,210 discount related to the initial warrant derivative liability. The discounts are being amortized over the life of the note.

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

During the three months ended September 30, 2023, the exercise price of the warrants was adjusted from $0.036 to $0.00845 as a result of issuing common stock for convertible note conversions.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

During the three and nine months ended September 30, 2023, the Company increased the outstanding principal amount of the notes by $0 and $69,444, respectively, as an incentive to invest in the April 2023 Bridge Loan and recorded a corresponding expense to loan inducement fees on the accompanying consolidated statement of operations.

For the three and nine months ended September 30, 2023, the Company recognized $41,248 and $101,775, respectively, related to the amortization of debt discounts and fees and $5,757 and $13,147 in interest expense, respectively. No interest expense or debt discount was recognized for the same period of 2022.

As of September 30, 2023, the Company has recorded $278,571 of outstanding principal, $13,147 of accrued interest in accrued expenses on the accompanying consolidated balance sheet, and $61,872 of unamortized discount and issuance expenses on the note.

April 28, 2023

On April 28, 2023, the Company entered into Securities Purchase Agreements with three accredited investors pursuant to which the Company issued and sold the investors non-convertible Original Issue 30% Discount Senior Secured Promissory Notes in the aggregate principal amount of $285,714 and 452,964 total Common Stock Purchase Warrants for a total purchase price of $200,000. .

The Company also agreed to increase the principal amount of prior Original Issue Discount Promissory Notes issued to the investor in May 2022 and January 2023 by 30% as a loan inducement fee. The principal increases totaled $461,904.

The Notes are due on the earlier of (i) the 12 month anniversary of the issuance date, and (ii) the date on which the Company completes a public offering for cash of common stock and/or common stock equivalents which results in the listing of the Company’s common stock on a “national securities exchange” as defined in the Securities Exchange Act of 1934 (a “Qualified Financing”), provided that unless there is an event of default, the Company may extend the maturity date by six months in its discretion. The Notes bear interest at 8% per annum, payable monthly, subject to an increase to 15% in case of an event of default as provided for therein. Furthermore, at any time before the 12-month anniversary of the date of issuance of a Note, the Company may, after providing written notice to the holder, prepay all of the then outstanding principal amount of the Note for cash in an amount equal to the sum of 105% of the then outstanding principal amount of the Note, accrued but unpaid interest and all liquidated damages and other amounts due in respect of the Note (if any).

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

The Company recorded a total debt discount of $166,364 including an original issue discount of $85,714, and a $80,650 discount related to the initial warrant derivative liability. The discounts are being amortized over the life of the note.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

On June 23, 2023, the conversion price of the warrants was adjusted to $0.036 as a result of issuing common stock for a convertible note conversion.

During the three months ended September 30, 2023, the exercise price of the warrants was adjusted from $0.036 to $0.00845 as a result of issuing common stock for convertible note conversions.

For the three and nine months ended September 30, 2023, the Company recognized $41,933 and $71,104 related to the amortization of debt discounts, and $5,905 and $9,968 in interest expense, respectively. No interest expense or debt discount was recognized for the same period of 2022.

As of September 30, 2023, the Company has recorded $285,714 of outstanding principal, $9,968 of accrued interest in accrued expenses on the accompanying consolidated balance sheet and $95,261 of unamortized discount and issuance expenses on the note.

June 22, 2023

On June 22, 2023, the Company entered into Securities Purchase Agreements with four accredited investors pursuant to which the Company issued and sold the investors non-convertible Original Issue Discount Senior Secured Promissory Notes in the aggregate principal amount of $150,000 and 3,000,000 Common Stock Purchase Warrants for total gross proceeds of $105,000.

The Notes are due on the earlier of (i) the 12 month anniversary of the issuance date, and (ii) the date on which the Company completes a public offering for cash of common stock and/or common stock equivalents which results in the listing of the Company’s common stock on a “national securities exchange” as defined in the Securities Exchange Act of 1934 (a “Qualified Financing”), provided that unless there is an event of default, the Company may extend the maturity date by six months in its discretion. The Notes bear interest at 8% per annum, payable monthly, subject to an increase to 15% in case of an event of default as provided for therein. Furthermore, at any time before the 12-month anniversary of the date of issuance of a Note, the Company may, after providing written notice to the holder, prepay all of the then outstanding principal amount of the Note for cash in an amount equal to the sum of 105% of the then outstanding principal amount of the Note, accrued but unpaid interest and all liquidated damages and other amounts due in respect of the Note (if any).

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

The Company recorded a total debt discount of $106,790 including an original issue discount of approximately $45,000, and a $61,790 discount related to the initial warrant derivative liability. The discounts are being amortized over the life of the note.

The Warrants issued with promissory notes were exercisable for a 66-month period (five years and six months) at an exercise price of $0.05 per share, subject to certain adjustments.

On June 23, 2023, the conversion price of the warrants was adjusted to $0.036 as a result of issuing common stock for a convertible note conversion.

During the three months ended September 30, 2023, the exercise price of the warrants was adjusted from $0.036 to $0.00845 as a result of issuing common stock for convertible note conversions.

For the three and nine months ended September 30, 2023, the Company recognized $26,917 and $29,550 related to the amortization of debt discounts, and $3,100 and $3,400 in interest expense, respectively. No interest expense or debt discount was recognized for the same period of 2022.

As of September 30, 2023, the Company has recorded $150,000 of outstanding principal, $3,400 of accrued interest in accrued expenses on the accompanying consolidated balance sheet, and $77,240 of unamortized discount and issuance expenses on the note.

CONVERTIBLE PROMISSORY NOTES

The following table summarizes the Company’s outstanding convertible notes as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Convertible Notes	$1,168,765	$1,319,024
Unamortized discounts	-	(67,328)
	$1,168,765	$1,251,696

All convertible notes including accrued interest were in default as of the issuance date of this Report. As of September 30, 2023, accrued interest totaled $589,458 on all outstanding convertible notes.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

During the three months ended September 30, 2023, the conversion price of the notes and exercise price of the warrants was adjusted from $0.036 to $0.00845 as a result of issuing common stock for convertible note conversions.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

The Company recognized $21,038 and $62,429 in interest expense related to the notes for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, the Company recognized $21,038 and $66,846 in interest expense related to the note, respectively. As of September 30, 2023, the debt discounts were fully amortized.

As of September 30, 2023, the Company remains in default on the repayment of $457,359 in principal and $251,493 of accrued interest on the February 2020 Convertible Notes. Upon demand for repayment at the election of the holder, the holder of the Convertible Note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Convertible Note. The 40% premium will be recorded once a demand occurs.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

During the three months ended September 30, 2023, the conversion price of the note was adjusted to the lower of 65% of the lowest closing bid price of the Company’s common stock as reported on its principal trading market for the twenty consecutive trading day period ending on (and including) the trading day immediately preceding the date on which the conversion notice was delivered or $0.00845 as a result of issuance of common shares for a convertible note conversion.

For the three months ended September 30, 2023 and 2022, the Company recognized $2,641and $2,670 in interest expense related to the notes. For the nine months ended September 30, 2023 and 2022, the Company recognized $7,925 and $7,925 in interest expense related to the notes. As of September 30, 2023, the debt discount and issuance costs for the loan were fully amortized.

As of September 30, 2023, the Company remains in default on the repayment of principal of $58,055 and $34,104 in accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 140% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 40% premium will be recorded once a demand occurs.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

During the three months ended September 30, 2023, the conversion price of the notes and exercise price of the warrants was adjusted from the default conversion price of $0.036 to $0.00845 as a result of a convertible note exercise and the Company issued an additional 11,509,337 warrants to the note holder.

As of September 30, 2023, 15,027,929 warrants were outstanding that were issued with the October 2020 convertible note at an exercise price of $0.00845.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

For the nine months ended September 30, 2023 and 2022, the Company recognized $5,111 and $15,167 in interest expense for the note. As of September 30, 2023, the debt discount and issuance costs for the note were fully amortized.

As of September 30, 2023, the Company has outstanding principal of $111,111 and accrued interest on the note of $54,704.

As of September 30, 2023, the Company remains in default on the repayment of principal and interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

During the three months ended September 30, 2023, the conversion price of the notes and exercise price of the warrants was adjusted from the default conversion price of $0.036 to $0.00845 as a result of a convertible note exercise and the Company issued an additional 5,466,813 warrants to the note holder.

As of September 30, 2023, 7,138,107 warrants were outstanding that were issued with the January 2021 convertible note at an exercise price of $0.00845.

For nine months ended September 30, 2023 and 2022, the Company recognized approximately $7,204 and $7,204 in interest expense. As of September 30, 2023, the debt discount and issuance costs on the note were fully amortized.

As of September 30, 2023, the Company has outstanding principal of $52,778 on the note and has recorded $23,568 of accrued interest included in accrued expenses on the accompanying consolidated balance sheet.

As of September 30, 2023, the Company remains in default on the repayment of principal and accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs.

Secured Convertible Promissory Note – April 2021

On April 12, 2021, the Company issued to an accredited investor in and lender to the Company a 10% original issue discounted Senior Secured Convertible Promissory Note with a principal amount of $66,667, for a purchase price of $60,000 net of an original discount of $6,667. Additionally, the Company issued to the investor 40,000 five-year warrants to purchase the Company’s common stock at an initial exercise price of $1.90 per share. The warrants have full ratchet protection.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

During the three months ended September 30, 2023, the conversion price of the notes and exercise price of the warrants was adjusted from the default conversion price of $0.036 to $0.00845 as a result of a convertible note exercise and the Company issued an additional 5,188,836 warrants to the note holder. Additionally, on September 8, 2023, the investor exercised 750,000 warrants on a cashless basis and received 300,000 shares of common stock.

As of September 30, 2023, 6,025,148 warrants were outstanding that were issued with the April 2021 convertible note at an exercise price of $0.00845.

For the three and nine months ended September 30, 2023, the Company recognized $1,917 and $5,687 in interest expense. respectively for the notes. For the three and nine months ended September 30, 2022, the Company recognized approximately $1,812 and $7,845 in interest expense for the notes. As of September 30, 2023, the debt discount and issuance costs on the note were fully amortized.

As of September 30, 2023, the Company has recorded $41,667 of principal and $22,148 of accrued interest for the note on the accompanying consolidated balance sheet.

As of September 30, 2023, the Company remains in default on the repayment of principal and accrued interest on the notes. Upon demand for repayment at the election of the holder, the holder of the note is due 125% of the aggregate of outstanding principal, interest, and other expenses due in respect of this Note. The 25% premium will be recorded once a demand occurs.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

During the three months ended September 30, 2023, the exercise price of the notes and warrants was adjusted from the default conversion price of $0.036 to $0.00845 as a result of convertible note conversions and the Company issued an additional 6,888,236 warrants to the note holder.

As of September 30, 2023, 8,994,083 warrants were outstanding that were issued with the June 2021 convertible note at an exercise price of $0.00845.

During the three months ended September 30, 2023, the Company issued 819,458 shares of common stock in connection with the conversion of $6,900 in principal balance and $2,568 of accrued interest payable.

The Company recognized approximately a $12,122 and $12,122 gain on extinguishment of debt for the three and nine months ended September 30, 2023 related to the settlement of the derivative liability as a result of conversions and repayments made on the note.

For the three and nine months ended September 30, 2023, the Company recognized $6,244 and $13,028, respectively in interest expense related to the note. For the three and nine months ended September 30, 2022, the Company recognized approximately $10,000 and $29,600 related to the amortization of debt discounts and approximately $3,400 and $10,400 in interest expense related to the note. As of September 30, 2023, the debt discount on the note was fully amortized.

At September 30, 2023, the Company has recorded $50,100 of outstanding principal and approximately $29,595 of accrued interest.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

During the three months ended September 30, 2023, the conversion price of the notes was adjusted to the lower of $0.00845 per share, or provided that if the average closing price of the Company’s common stock during any six consecutive trading days is below $1.60, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. In addition, the exercise price of the warrant was adjusted to $.00845 per share and the Company issued an additional 6,888,236 warrants to the holder of the note. Both the conversion price of the note and warrants were adjusted as a result of a convertible note exercise at $0.00845 per share.

As of September 30, 2023, 8,994,083 warrants were outstanding that were issued with the August 11, 2021 convertible note at an exercise price of $0.00845.

For the three and nine months ended September 30, 2023, the Company recognized approximately $5,130 and $15,223, respectively, of interest expense related to the note. For the three and nine months ended September 30, 2022, the Company recognized approximately $39,900 and $134,000 related to the amortization of debt discount and approximately $6,800 and $92,000 in interest expense related to the note. Interest expense for the three months ended September 30, 2022, included approximately $67,000 in additional interest accrued due to penalties incurred for early redemption of the note. As of September 30, 2023, the debt discount on the note was fully amortized.

At September 30, 2023, the Company has remaining $84,805 of outstanding principal and $64,051 of accrued interest.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

During the three months ended September 30, 2023, the conversion price of the notes was adjusted to the lower of $0.00845 per share, or provided that if the average closing price of the Company’s common stock during any six consecutive trading days is below $1.60, the conversion price shall be reduced to 65% of the lowest trading price during the 20 consecutive trading days immediately preceding the conversion date. In addition, the exercise price of the warrant was adjusted to $.00845 per share and the Company issued an additional 6,888,236 warrants to the holder of the note. Both the conversion price of the note and warrants were adjusted as a result of a convertible note exercise at $0.00845 per share.

On February 17, 2023, the Company defaulted on the extended maturity date for the convertible note.

As of September 30, 2023, 8,994,083 warrants were outstanding that were issued with the convertible note at an exercise price of $0.00845.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

For the three and nine months ended September 30, 2023, the Company recognized $12,703 and $37,696, respectively in interest expense related to the note. For the three and nine months ended September 30, 2022, the Company recognized approximately $35,400 and $105,000 related to the amortization of debt discount and approximately $12,700 and $37,700 in interest expense related to the note, respectively. As of September 30, 2023, the debt discount on the note was fully amortized.

As of September 30, 2023, the Company has recorded $220,500 of outstanding principal and approximately $103,518 of accrued interest on the note.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

During the three months ended September 30, 2023, the exercise price of the note was adjusted from the default conversion price of $0.036 to $0.00845 as a result of convertible note conversions.

For the three and nine months ended September 30, 2023, the Company recognized approximately $573 and $1,775, respectively, in interest expense related to the note. For the three and nine months ended September 30, 2022, the Company recognized approximately $33,100 and $98,200 related to the amortization of debt discount and approximately $500 and $5,700 in interest expense related to the note, respectively. As of September 30, 2023, the debt discount on the note was fully amortized.

As of September 30, 2023, the Company has recorded $14,208 of outstanding principal and $2,586 of accrued interest.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

During the three months ended September 30, 2023, the exercise price of the note was adjusted from the default conversion price of $0.036 to $0.00845 as a result of convertible note conversions.

For the three and nine months ended September 30, 2023, the Company recognized $674 and $1,999, respectively, in interest expense related to the note. For the three and nine months ended September 30, 2022, the Company recognized approximately $33,100 and $98,200 related to the amortization of debt discounts and approximately $500 and $5,800 in interest expense related to the note. As of September 30, 2023, the debt discount on the note was fully amortized.

As of September 30, 2023, the Company has recorded $16,708 of outstanding principal and approximately $2,811 of accrued interest.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

On January 10, 2023, the holder of the March 15, 2022, convertible note converted $3,839 of principal and $6,161 of interest at $0.56 per share into 17,861 shares of common stock. (see note 7)

On January 23, 2023, the Company repaid $10,819 in principal and $4,191 in interest on the note.

On February 1, 2023, the Company repaid $15,000 of outstanding principal on the note.

On February 17, 2023, the Company repaid $32,500 of outstanding principal.

On March 13, 2023, the Company repaid $30,000 of outstanding principal on the note.

On April 14, 2023, the holder of the March 15, 2022, convertible note converted $10,000 of principal at $0.28 per share into 35,716 shares of common stock.

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

On June 23, 2023, the holder of the March 15, 2022, convertible note converted $5,697 of principal and $799 of interest at $0.036 per share into 180,000 shares of common stock.

On September 1, 2023, the holder of the March 15, 2022, convertible note converted $324 of principal and $2,133 of interest at $0.0117 per share into 210,000 shares of common stock.

During the three months ended September 30, 2023, the exercise price of the note was adjusted from the default conversion price of $0.0117 to $0.00845 as a result of convertible note conversions.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

The Company recognized approximately a $784 and $76,034 gain on extinguishment of debt for the three and nine months ended September 30, 2023 related to the settlement of the derivative liability as a result of conversions and repayments made on the note.

For the three and nine months ended September 30, 2023, the Company recognized zero and $50,000 related to the amortization of debt discounts and $3,763 and $13,938 in interest expense related to the note. For the three and nine months ended September 30, 2022, the Company recognized approximately $63,000 and $137,000 related to the amortization of debt discounts and approximately $25,000 in interest expense related to the note that was deemed earned as of the date of issuance. As of September 30, 2023, the debt discount on the note was fully amortized.

As of September 30, 2023, the Company has recorded approximately $61,473 of outstanding principal and $879 of accrued interest on the note.

Derivative Liabilities Pursuant to Convertible Notes and Warrants

In connection with the issuance of the unrelated party convertible notes (collectively referred to as “Notes”) and warrants (collectively referred to as “Warrants”), discussed above, the Company determined that the terms of certain Notes and Warrants contain an embedded conversion options to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. Due to the fact that the number of shares of common stock that may be issuable for warrants and notes with variable conversion features may exceed the Company’s authorized share limit as of September 30, 2023, the equity environment was tainted and all convertible debentures and warrants were included in the value of the derivative. Accordingly, for existing embedded conversion options and existing warrants that were not previously accounted for as derivatives, the Company reclassified $3,462,000 from additional paid-in capital to derivative liability on December 31, 2021. In accordance with ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion options contained in the Notes and the Warrants were accounted for as derivative liabilities at the date of issuance or on the reclassification date and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options and the warrants was determined using the Binomial Lattice valuation model. At the end of each period and on note conversion, repayment or on the warrant exercise date, the Company revalues the derivative liabilities resulting from the embedded option.

During the period ended September 30, 2023, in connection with the issuance of the Notes and Warrants, on the initial measurement dates, the fair values of the embedded conversion options and warrants of approximately $972,000 was recorded as derivative liabilities of which $406,846 was allocated as a debt discount and $564,483 as derivative expense.

At the end of each reporting period, the Company revalued the embedded conversion option and warrants as derivative liabilities. In connection with the initial valuations and these revaluations, the Company recorded a loss from the initial and change in the derivative liabilities fair value of $214,994 for the nine months ended September 30, 2023, including a $349,489 gain for the change in the fair value of derivative liabilities for the period and a $564,483 initial derivative expense.

During the nine months ended September 30, 2023, the fair value of the derivative liabilities was estimated at issuance and at the September 30, 2023, using the Binomial Lattice valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.00 to 1.10 year
Volatility	178.2% to 409%
Risk-free interest rate	3.36% to 5.55%

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

During the nine-month period ended September 30, 2023, other than the effect on the derivative valuation recognized in operations, there was no accounting effect to the ratchet adjustments of certain convertible notes and warrants since all of the embedded conversion options in the convertible notes were treated as derivatives which are reported at fair value.

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

On January 4, 2021, the licensor terminated the licensing agreement with the Company for the commercialization of Prestalia®. As of September 30, 2023 and December 31, 2022, the Company had $24,500 recorded as a liability on the accompanying consolidated balance sheet for royalties due under the agreement.

No royalties were incurred for the nine-month periods ended September 30, 2023, or 2022.

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

The Company had a Master Services Agreement (“MSA”) with Autotelic Inc., a related party that is partly owned by one of the Company’s former Board members and executive officers, namely Vuong Trieu, Ph.D., effective November 15, 2016. The MSA stated that Autotelic Inc. would provide business functions and services to the Company and allowed Autotelic Inc. to charge the Company for these expenses paid on its behalf. Dr. Trieu resigned as a director of our company effective October 1, 2018. The Company and Autotelic Inc. agreed to terminate the MSA effective October 31, 2018. An unpaid balance for previous years services performed under the agreement of $4,392 is included in due to related party in the accompanying consolidated balance sheets at September 30, 2023 and December 31, 2022.

In addition, as of September 30, 2023 and December 31, 2022 the Company owed various officers and directors $57,500 and $21,176, respectively for services rendered which is included as due to related party on the accompanying consolidated balance sheet.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

Adhera has authorized 100,000 shares of preferred stock for issuance and has designated 1,000 shares as Series B Preferred Stock (“Series B Preferred”) and 90,000 shares as Series A Junior Participating Preferred Stock (“Series A Preferred”). No shares of Series A Preferred or Series B Preferred are outstanding. In March 2014, Adhera designated 1,200 shares as Series C Convertible Preferred Stock (“Series C Preferred”). In August 2015, Adhera designated 220 shares as Series D Convertible Preferred Stock (“Series D Preferred”). In April 2018, Adhera designated 3,500 shares of Series E Convertible Preferred Stock (“Series E Preferred”). In July 2018, Adhera designated 2,200 shares of Series F Convertible Preferred Stock (“Series F Preferred”). In December 2019, Adhera designated 6,000 shares of Series G Convertible Preferred Stock (“Series G Preferred”). The Company plans to file a certificate of elimination with respect to the Series A and Series B stock and a certificate of decrease with respect to each of its Series C, D and F Preferred stock. As of September 30, 2023, the Company has not filed the certificate of elimination. Each subsequent authorization of Preferred Stock has liquidation preference over the previous Series.

Series C Preferred

Each share of Series C Preferred has a stated value of $5,000 per share, has a $5,100 liquidation preference per share, has voting rights of 33.33 votes per Series C Preferred share, and is convertible into shares of common stock at a conversion price of $150.00 per share.

As of September 30, 2023, 100 shares of Series C Preferred stock were outstanding.

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

As of September 30, 2023, 40 shares of Series D Preferred were outstanding.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

The Company had accrued dividends on the Series E Preferred stock of $578,333 as of September 30, 2023.

At September 30, 2023, there were 267 Series E shares outstanding.

Series F Convertible Preferred Shares and Warrants

The Series F Preferred Stock has a stated value of $5,000 per share and accrues 8% dividends per annum that are payable in cash or stock at the Company’s discretion. The Series F Preferred has voting rights, dividend rights, liquidation preferences, conversion rights at the holder’s option and anti-dilution rights. Series F Preferred stock is convertible into shares of common stock at $10.00 Anti-dilution price protection on Series F Preferred stock expired on February 10, 2020. Warrants issued with Series F Convertible Preferred Stock have anti-dilution price protection, are exercisable for a period of five years, and contain customary exercise limitations.

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

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

During the three months ended September 30, 2023, the conversion price of the warrants was adjusted to $0.00845 as a result of issuing common stock for convertible note conversions.

As of September 30, 2023, the Company had a total of 154,425 Series F Preferred stock warrants outstanding. The warrants expire on November 9, 2023.

At September 30, 2023, and December 31, 2022, there were no Series F Preferred shares outstanding.

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

As of September 30, 2023, and December 31, 2022, no Series G Preferred Stock has been issued by the Company.

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

On January 10, 2023, the Company issued 17,861 shares of common stock for the conversion of $3,839 of principal and $6,161 of interest on the March 2022 convertible note. The shares were issued at a conversion price of $0.56 per share. The Company recognized a $5,000 loss on extinguishment of the debt. (see note 4).

On April 14, 2023, the holder of the March 15, 2022, convertible note converted $10,000 of principal of interest at $0.28 per share into 35,716 shares of common stock.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

During the three months ended September 30, 2023, the Company issued 819,458 shares of common stock in connection with the conversion of $6,900 in principal balance and $2,568 of accrued interest payable related to the Secured Convertible Promissory Note – June 2021.

On September 1, 2023 the holder of the March 15, 2022, convertible note converted $324 of principal and $2,133 of interest at $0.0117 per share into 210,000 shares of common stock.

During the nine months ended September 30, 2023, the Company recorded the difference between the converted amount and the fair value of the common stock issued as a loss from extinguishment of debt which amounted to $22,591, and upon conversion of convertible notes to common shares, on the conversion dates, the Company revalued the derivative liabilities and recorded a gain from extinguishment of debt of $110,512 related to the removal of derivative liabilities, for a net gain on debt extinguishment of $87,921. In summary, the net loss on extinguishment of debt upon the conversion of debt to common shares of $22,591 plus the gain on extinguishment of debt of $110,512 aggregates to a net gain on debt extinguishment of $87,921 which is reflected on the accompanying unaudited consolidated statement of operations for the nine months ended September 30, 2023.

On September 8, 2023, an investor exercised 750,000 warrants on a cashless basis and received 300,000 shares of common stock.

Treasury Stock

On May 12, 2022, the Company repurchased 5,954 shares of common stock issued to the holders of outstanding notes as an original commitment fee on the notes for a total purchase price of $2,000. The repurchase was recorded at cost as treasury stock on the accompanying consolidated balance sheet.

Warrants

As of September 30, 2023, there were 161,984,924 common stock warrants outstanding, with a weighted average exercise price of $0.015 per share, that have annual expirations as follows:

Warrants issued with:	Shares	2023	2024	2025	2026	2027 and After
Series F Preferred Stock	154,425	154,425	-	-	-	-
Bridge Loans	5,939,950	-	-	-	-	5,939,950
Convertible Notes (CVN)	155,873,108	-	9,041,703	115,679,985	31,151,420	-
Other	17,441	504	16,937	-	-	-
Total Warrants	161,984,924	154,929	9,058,640	115,679,985	31,151,420	5,939,950

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

The above table includes 155,825,488 price adjustable warrants including warrants with variable conversion rates and full ratchet protection.

of Warrants
Warrants as of December 31, 2022	6,785,914
Issued as a result of price adjustments on convertible notes	55,317,596
Variable quantity of warrants related to the February 2020 note	97,481,393
Warrants issued with 2023 Bridge Notes	4,670,301
Warrant cashless exercise	(750,000)
Expirations	(1,520,280)
Warrants as of September 30, 2023	161,984,924

The intrinsic value of outstanding warrants as of September 30, 2023, was approximately $3.4 million.

As discussed in Note 2 above, the Company has issued convertible notes and warrants with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock and various default provisions related to the payment of the notes in Company stock. The number of shares of common stock to be issued under the convertible notes and warrants is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the convertible notes is therefore, indeterminate. Due to the fact that the number of shares of common stock are indeterminable, the equity environment was tainted and all convertible debentures and warrants were included in the value of the derivative as of that date. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants were recorded as derivative liabilities. On September 30, 2023, the Company evaluated all outstanding warrants to determine whether these instruments are tainted and, due to reasons discussed above, all warrants outstanding were considered tainted and were therefore, accounted for as derivative liabilities.

Other than the effect on the derivative valuation recognized in operations, there was no accounting effect to the ratchet adjustments of certain warrants to reduce certain conversion prices during the six-month period to $0.036 since all of the embedded conversion options in the warrants were treated as derivatives.

NOTE 8 - STOCK INCENTIVE PLANS

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2023:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2022	19,000	$19.60
Options expired / forfeited	(19,000)	$19.60
Outstanding, September 30, 2023	-	$-
Exercisable, September 30, 2023	-	$-

No stock options were granted during the nine months ended September 30, 2023.

ADHERA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

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

Licensing Agreement – MLR 1019

On July 28, 2021, the Company and Melior Pharmaceuticals II, LLC (“Melior II”) entered into an exclusive license agreement for the development, commercialization and exclusive license of MLR-1019. MLR-1019 is being developed as a new class of therapeutic for Parkinson’s disease (PD) and is, to the best of the Company’s knowledge, the only drug candidate today to address both movement and non-movement aspects of PD. Under the Agreement, the Company was granted an exclusive license to use Melior II’s Patents and know-how to develop products in consideration for cash payments up to approximately $21.8 million upon meeting certain performance milestones, as well as a royalty of 5% of gross sales.

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

As of September 30, 2023, no performance milestones requiring cash consideration had been met under the agreement.

Licensing Agreement – MLR 1023

On August 20, 2021, we as licensee entered into the exclusive license agreement with Melior Pharmaceuticals I, Inc. (“MP1”) regarding the development and commercialization of MPI’s MLR-1023 (the “MLR-1023 Agreement”) We refer to MelliorII and MPI as “MP” or “Melior”. This second license is for the development and commercialization of MLR-1023, which is being developed as a novel therapeutic for Type 1 diabetes.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

On August 11, 2023, the Company and Biodexa Pharmaceuticals PLC (“Biodexa”) entered into a non-binding summary of proposals for the assignment of the MLR-1023 Agreement to Biodexa. In connection with the summary of proposals, in August 2023, the Company received a $100,000 deposit which is reflected as a contract liability on the accompanying consolidated balance sheet as of September 30, 2023.

As of September 30, 2023, no performance milestones requiring cash consideration had been met under the agreement.

NOTE 10 - SUBSEQUENT EVENTS

Conversion of Principal on Convertible Note

From October 1, 2023 to November 17, 2023, certain convertible noteholders converted $20,749 of principal and $3,654 of interest into 1,751,988 shares of common stock.

On October 2, 2023, the Company issued 300,000 shares of common stock upon the cashless exercise of 750,000 warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management’s current views with respect to future events and financial performance including meeting our obligations under the MP I and Melior II license agreements and our liquidity. The following discussion should be read in conjunction with the financial statements and related notes and the Risk Factors contained in our Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on September 30, 2023. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

The following factors, among others, could cause our or our industry’s future results to differ materially from historical results or those anticipated:

●	Our failure to consummate the proposed transaction with Biodexa;

the inability to comply with or obtain waivers or extensions under our current license agreements which Melior, in which case we will lack any intellectual property rights;

●	our ability to obtain additional funding for our company;

●	our ability to attract and retain qualified officers, directors, employees and consultants as necessary; and

●	failure to meet our financial obligations under outstanding loans and other financing documents.

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

Nature of Business

We are dependent upon closing the previously announced transaction with Biodexa. See Note 9 to our Consolidated Financial Statements.

Going Concern and Management’s Liquidity Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2023, the Company had approximately $32,000 of cash and has negative working capital of approximately $26.3 million.

The Company has no revenues and has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock, convertible notes and secured promissory notes. The Company incurred a net loss and net cash used in operating activities of $4,150,375 and $655,155, respectively, for the nine months ended September 30, 2023. The Company had a stockholders’ deficit of approximately $26.3 million and an accumulated deficit of approximately $60.0 million as of September 30, 2023.

In addition, to the extent that the Company continues its business operations, the Company anticipates that it will continue to have negative cash flows from operations, at least into the near future. However, the Company cannot be certain that it will be able to obtain such funds required for our operations at terms acceptable to the Company or at all. General market conditions, as well as market conditions for companies in the Company’s financial and business position, as well as the ongoing issue arising from the COVID-19 pandemic, the war in Ukraine and Israel, federal bank failures or other world-wide events, may make it difficult for the Company to seek financing from the capital markets, and the terms of any financing may adversely affect the holdings or the rights of its stockholders. If the Company is unable to obtain additional financing in the future, it will be required to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Report. The consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 to the Three and Nine Months Ended September 30, 2022

Revenues

During the three and nine months ended September 30, 2023 and 2022, we did not generate revenues.

Operating Expenses

For the three and nine months ended September 30, 2023 and 2022, total operating expenses consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Professional fees	$83,267	$169,166	$339,972	$521,861
Compensation expense	143,238	154,161	429,396	304,161
General and administrative expenses	42,992	224,243	148,153	430,268
Total operating expenses	$269,497	$547,570	$917,521	$1,256,290

Professional Fees

For the three months ended September 30, 2023, professional fees decreased by $85,899, or 50.8%, as compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023, professional fees decreased by $181,889, or 34.9%, as compared to the nine months ended September 30, 2022. The decreases are attributable to an overall decrease in legal fees, consulting fees and investor relation fees.

Compensation Expense

For the three months ended September 30, 2023, compensation expense decreased by $10,923, or 7.1%, as compared to the three months ended September 30, 2022. The decrease was attributable to a decrease in executive compensation. For the nine months ended September 30, 2023, compensation expense increased by $125,235, or 41.2%, as compared to the nine months ended September 30, 2022. The increase was attributable to an increase in executive compensation due to an increase in compensation to our chief executive office offset by a decrease in compensation to our chief financial officer.

General and Administrative

For the three months ended September 30, 2023, general and administrative expense decreased by $181,251, or 80.8%, as compared to the three months ended September 30, 2022. The decrease was attributable to a decrease in licensing fees and a decrease in insurance expense. For the nine months ended September 30, 2023, general and administrative expense decreased by $282,115, or 65.6%, as compared to the nine months ended September 30, 2022. The decrease was attributable to a decrease in licensing fees and a decrease in insurance expense.

Other Income (Expenses), net

●	For the three months ended September 30, 2023 and 2022, total other expenses, net, amounted to $3,266,318 and $1,255,782, respectively, an increase of $2,010,536, or 160.1%. The increase was primarily due to an increase in derivatives expense of $2,420,243 resulting from the change in fair value of derivative liabilities, and a decrease in gain of debt extinguishment of $79,397, offset by a decrease in interest expense of $489,104 resulting from a decrease in amortization of debt discount and an increase in interest bearing debt.

●	For the nine months ended September 30, 2023 and 2022, total other expenses, net amounted to $3,232,854 and $522,506, respectively, an increase of $2,710,348, or 518.7%. The increase was primarily due to an increase in in derivatives expense of $1,640,488 resulting from the change in fair value of derivative liabilities, a decrease in gain of debt extinguishment of $218,786, an increase in loan inducement expense of $809,126, and an increase in interest expense of $41,948 due to an increase in interest bearing debt and a decrease in amortization of debt discount.

LIQUIDITY & CAPITAL RESOURCES

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $32,388 as of September 30, 2023.

Our primary uses of cash have been for compensation and related benefits, fees paid to third parties for professional services, and general and administrative expenses. We have received funds from debt financings. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Research and development fees;

●	Addition of administrative and sales personnel needed for business growth;

●	The cost of being a public company;

Since inception, we have raised proceeds from debt to fund our operations.

Cash Flows and Liquidity

Net cash used in Operating Activities

Net cash used in operating activities was $655,155 during the nine months ended September 30, 2023. This was primarily due to our net operating loss of $4,150,375 and a non-cash gain on debt extinguishment of $87,921, partially offset by a $214,994 non-cash loss related to an increase in the fair value of our outstanding derivative liability related to our convertible notes and warrants, non-cash amortization of debt discount of $1,245,825, and $809,126 of expense related to a loan inducement fee related to our 2023 term loans, and change in operating assets and liabilities of $1,313,196 including an increase in accrued expenses of $1,186,871.

Net cash used in operating activities was approximately $1.36 million during the nine months ended September 30, 2022. This was primarily due to our net operating loss of approximately $1.8 million and a non-cash gain on debt extinguishment of approximately $307,000, partially offset by a $1.4 million gain related to a decrease in the fair value of our outstanding derivative liability related to our convertible notes and warrants, non-cash amortization of debt discount of approximately $1.3 million, and changes in operating assets and liabilities of approximately $890,000 including an increase in accrued expenses of $931,000.

Net cash used in Investing Activities

There was no cash used in or provided by investing activities for the nine months ended September 30, 2023, or 2022.

Net cash provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023, was $655,782. Net cash provided by financing activities for the nine months ended September 30, 2023, included $746,600 from the sale of promissory notes and warrants, net of issuance costs of $42,300 to certain accredited investors, offset by the repayment of principal and interest on outstanding convertible notes of $90,818.

Net cash provided by financing activities for the nine months ended September 30, 2022, was $1,413,246. Net cash provided by financing activities for the nine months ended September 30, 2022 included $1,872,200 from the sale of promissory notes and warrants, net of issuance costs of $327,800 to certain accredited investors, offset by the repayment of principal and interest on outstanding convertible notes of $456,954 and $2,000 for the repurchase of common stock outstanding.

We will need to raise additional operating capital within the next several months to maintain our operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we will not have the cash resources to continue as a going concern thereafter.

Liquidity

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the period ended September 30, 2023, and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our consolidated financial statements included herein for the period ended September 30, 2023.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of September 30, 2023, was not effective.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant dated July 20, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 20, 2005, incorporated herein by reference)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated June 10, 2008 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated June 10, 2008, and incorporated herein by reference)
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 21, 2010 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 21, 2010, and incorporated herein by reference)
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated July 18, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated July 14, 2011, and incorporated herein by reference)
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 22, 2011 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 22, 2011, and incorporated herein by reference)
3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated August 1, 2017 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated August 1, 2017, and incorporated herein by reference)
3.7	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Registrant, dated October 4, 2018 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated October 4, 2018, and incorporated herein by reference)
3.8	Amended and Restated Bylaws of the Registrant dated August 21, 2012 (filed as Exhibit 3.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, incorporated herein by reference)
3.9	Certificate of Amendment to the Certificate of Incorporation dated September 30, 2022 (filed as Exhibit 3.1 to our Current Report on Form 8-K dated October 6, 2022, and incorporated herein by reference)
10.1	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on December 15, 2022 and January 18, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated January 26, 2023, and incorporated herein by reference)
10.2	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on February 16, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated February 23, 2023, and incorporated herein by reference)
10.3	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on March 2, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated March 8, 2023, and incorporated herein by reference)
10.4	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on April 28, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated May 4, 2023, and incorporated herein by reference)
10.5	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on April 28, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated May 5, 2023, and incorporated herein by reference)
10.6	Form of Securities Purchase Agreement issued by Adhera Therapeutics, Inc. to select accredited investors on June 22, 2023 (filed as Exhibit 10.1 on our Current Report on Form 8-K dated June 29, 2023, and incorporated herein by reference)[Annick will check Monday am to see if one is missing]
31.1*	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*	Filed herewith.
**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

ADHERA THERAPEUTICS, INC.

Date: November 20, 2023	By:	/s/ Zahed Subhan
Zahed Subhan
CEO (Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Operating Officer (Principal Accounting and Financial Officer)

